Form 10QSB/A
period 2007-03-31
Smartec Holdings Inc.
filed 2007-05-29
CIK 1388490

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-141131

SMARTEC HOLDINGS INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-4907822 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(60)1-4327-4470 (Issuer’s Telephone Number)
(Former name, former address and former fiscal year, if changed since last report) n/a

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes __No X ..

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). 9;Yes __No X ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of March 31, 2007: 2,550,000 common shares

Transitional Small Business Disclosure Format (Check one): 9;Yes __No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2007.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

SMARTEC HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in US Dollars)
	March 31, 2007	December 31, 2006
ASSETS
Current
Cash	$ -	$ 45,000
Prepaid expenses	2,000	6,000
Total assets	$ 2,000	$ 51,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity
Common stock (Note 5)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,550,000 common shares	2,550	2,550
Additional paid-in capital	48,450	48,450
Donated capital (Note 5) Deficit accumulated during the development stage	5,500 (54,500)	4,000 (4,000)
Total stockholders’ equity	2,000	51,000
Total liabilities and stockholders’ equity	$ 2,000	$ 51,000

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in US Dollars)

	3 months ended March 31, 2007	May 8, 2006 (Date of Inception) to March 31, 2007
ADMINISTRATION EXPENSES
Management fees	$ 1,500	$ 5,500
Professional fees	49,000	49,000
Loss for the period	$ (50,500)	$ (54,500)
Basic and diluted loss per share	$ (0.02)	$ (0.02)
Weighted average number of shares outstanding shares outstanding	386,853	386,853

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 8, 2006 (DATE OF INCEPTION) TO MARCH 31, 2007
(Unaudited)
(Stated in US Dollars)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	51,000
Donated services	-	-	-	4,000	-	4,000
Loss for the period	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-		1,500		1,500
Loss for the period	-	-	-		(50,500)	(50,500)
Balance, March 31, 2007	2,550,000	$ 2,550	$ 48,450	$ 5,500	$ (54,500)	$ 2,000

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in US Dollars)

	3 months ended March 31, 2007	May 8, 2006 (Date of Inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (50,500)	$ (54,500)
Adjustments to reconcile net loss to net cash used by operating activities Donated services	1,500	5,500
(Increase) decrease in prepaid expenses	4,000	(2,000)
Net cash used in operating activities	(45,000)	(51,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	51,000
Decrease in cash during the period	(45,000)	-
Cash beginning of period	45,000	-
Cash end of period	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
MARCH 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2007, the Company has a working capital of $2,000, has not yet achieved profitable operations and has accumulated a deficit of $54,500 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission ("SEC"). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

3. COMMON STOCK

On December 20, 2006, the Company issued 2,550,000 shares of common stock at a price of $0.02 per share for total proceeds of $51,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
MARCH 31, 2007

4. DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

2007
Deferred Tax Assets
Non-capital losses carryforward	$ 18,500
Valuation allowance for deferred tax asset	(18,500)
Income tax provision	$ -

At March 31, 2007, the Company has accumulated non-capital losses totaling $54,500, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. The potential benefit of those losses, if any, has not been recorded in the financial statements.

5. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006 (Date of Inception) to March 31, 2007
Management fees	$ 5,500

Item 2. Management’s Discussion and Analysis or Plan of Operation

We were incorporated on May 8, 2006. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on March 8, 2007.

We are a development stage company and have not generated any sales to date. We are in the business of developing a detergent for removing pesticides from fruit or vegetables where the pesticide can’t be washed off or rinsed off. China has the largest population in the world, who consume large volumes of fruit and vegetables every day. Our intention is to help people improve their living quality and generate income from sales of our pesticide removal detergent.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview – May 8, 2006 (date of inception) to March 31, 2007

From the date of our incorporation on May 8, 2006 to March 31, 2007, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our detergent.

From May 8, 2006 (date of inception) to December 31, 2006

For the period from May 8, 2006 to December 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period we did not incur any operating expenses;

The management fees incurred by our company during the period from May 8, 2006 to December 31, 2006 were $4,000;

From January 1, 2007 to March 31, 2007

For the period from January 1, 2007 to March 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our ethanol refining system.

Total operating expenses for the period from January 1, 2007 to March 31, 2006 were accounting, auditing fees, legal fees $49,000 and management fees $1,500.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document.

Our primary objective in the next twelve months will be to complete development of our proposed pesticide removal detergent, establish our marketing plan, commence an advertising campaign for our proposed pesticide removal detergent, and employ our first sales force for direct sales of our proposed product in China.

Since our incorporation on May 8, 2006, we have taken active steps to implement our business plan. In August 2003, our Chief Technology Officer and one of our directors, Pua Soo Siang, began the development of our pesticide removal detergent. Mr. Siang has completed several experiments of key components that will form the basis of our proposed pesticide removal detergent.

We anticipate that, in time, the primary source of revenue for our business model will be the sale of our proposed pesticide removal detergent. We also anticipate that we may receive compensation for professional services such as customized design and development of the pesticide removal detergent. Currently, we do not have any customers, as our pesticide removal detergent is not yet fully developed.

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

  Improve the effectiveness of our product, which will further the marketability of our product; and

  Establish customer relationships in China once our proposed pesticide removal detergent is fully developed.

In order to reach these milestones, we will do the following:

1. Develop a demonstrable pesticide removal detergent by August 31, 2007. This will allow users to see the results of our product and determine its effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the completed commercial version of our proposed pesticide removal detergent by December 30, 2007. This commercialized product will be marketed to potential customers in China. We estimate that the remaining cost for completion of the pesticide removal detergent development is approximately $5,000.

3. Commence a marketing campaign for our pesticide removal detergent following its development, which will be by the end of December 2007. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $4,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

  Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed pesticide removal detergent; for the advertising campaign for our proposed pesticide removal detergent, and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $15,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease warehouse space as needed for the development of our product.

Liquidity and Capital Resources

At December 31, 2006, we had $45,000 in cash. We anticipate that our total operating expenses will be approximately $49,000 for the next twelve months. This includes our estimated expenses as follows:

  $5,000 for the development of our demonstrable pesticide removal detergent;

  $5,000 to complete the development of our commercial version of our pesticide removal detergent

  $10,000 to commence our advertising and marketing campaign;

  $4,000 for our audit fees over the next twelve months;

  $10,000 for our legal and organization fees over the next twelve months; and

  $15,000 for other operating expenses not included above.

In the opinion of our management, funds currently available should satisfy our working capital requirements up to December 2007. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have orally agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Yapp Moi Lee, our President (Principal Executive Officer) and Mr. Pua Soo Siang, our Chief Technology Officer and Director, are currently each working approximately 10 to 20 hours per week to meet our needs. As demand requires, Mr. Lee and Mr. Siang will devote additional time. When necessary, Mr. Lee will travel to China for marketing our product, while Mr. Siang will stay mostly in Malaysia overseeing research and development. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 3.　　Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated June 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007

SMARTEC HOLDINGS INC.

/s/ "Yapp Moi Lee"
Yapp Moi Lee
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
05/21/2007

/s/ "Pua Soo Siang" Pua Soo Siang Chief Technology Officer and a member of the Board of Directors 05/21/2007

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Yapp Moi Lee, President, Chief Executive Officer, Chief Financial Officer and director of Smartec holdings Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of SMARTEC HOLDINGS INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 21, 2007
By:	/s/ "Yapp Moi Lee" Yapp Moi Lee President, CEO, CFO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Pua Soo Siang, Chief Technology Officer and director of Smartec holdings Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of SMARTEC HOLDINGS INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 21, 2007
By:	/s/ "Pua Soo Siang" Pua Soo Siang Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Yapp Moi Lee, President, Chief Executive Officer, Chief Financial Officer and Director of Smartec holdings Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i)　　　　　　fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)　　　　　the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Smartec holdings Inc.
By:	/s/ "Yapp Moi Lee" Yapp Moi Lee President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Smartec holdings Inc. and will be retained by Smartec holdings Inc. and furnished to the Securities and Exchange Commission or its staff upon request.