Form 10QSB/A
period 2007-03-31
Smartec Holdings Inc.
filed 2007-06-11
CIK 1388490

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

AMENDED FORM 10-QSB

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). 9;Yes X No __ ..

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