Form 10QSB
period 2007-06-30
Smartec Holdings Inc.
filed 2007-07-23
CIK 1388490

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes X No __.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No __.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of June 30, 2007: 2,550,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2007.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

　JUNE 30, 2007

(Unaudited)

SMARTEC HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
	June 30, 2007	December 31, 2006
ASSETS
Current
Cash	$ -	$ 45,000
Prepaid expenses	-	6,000
Total assets	$ -	$ 51,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ -	$ -
Total current liabilities	-	-
Stockholders' equity
Common stock (Note 5)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,550,000 common shares	2,550	2,550
Additional paid-in capital	48,450	48,450
Donated capital (Note 5) Deficit accumulated during the development stage	7,000 (58,000)	4,000 (4,000)
Total stockholders’ equity	-	51,000
Total liabilities and stockholders’ equity	$ -	$ 51,000

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in US Dollars)

	6 months ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2007
ADMINISTRATION EXPENSES
Management fees	$ 3,000	$ 7,000
Professional fees	51,000	51,000
Loss for the period	$ (54,000)	$ (58,000)
Basic and diluted loss per share	$ (0.03)	$ (0.05)
Weighted average number of shares outstanding shares outstanding	2,550,000	1,171,292

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total
Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	51,000
Donated services	-	-	-	4,000	-	4,000
Loss for the period	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-		3,000		3,000
Loss for the period	-	-	-		(54,000)	(54,000)
Balance, June 30, 2007 (Unaudited)	2,550,000	$ 2,550	$ 48,450	$ 7,000	$ (58,000)	$ -

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	6 months ended June 30, 2007	May 8, 2006 (Date of Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (54,000)	$ (58,000)
Adjustments to reconcile net loss to net cash used by operating activities Donated services	3,000	7,000
Increase in prepaid expenses
Decrease in prepaid expenses	(6,000)	-
Net cash used in operating activities	(6,000)	2,000
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	51,000
Net cash provided by financing activities	-	51,000
Increase in cash during the period	(45,000)	(45,000)
Cash beginning of period	45,000	-
Cash end of period	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JUNE 30, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2007, the Company has a working capital of $-0-, has not yet achieved profitable operations and has accumulated a deficit of $58,000 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission ("SEC"). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. COMMON STOCK

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

SMARTEC HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JUNE 30, 2007

3. DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

2007
Deferred Tax Assets
Non-capital losses carryforward	19,700
Valuation allowance for deferred tax asset	(19,700)
Income tax provision	$ -

At June 30, 2007, the Company has accumulated non-capital losses totaling $58,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements.

4. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006 (Date of Inception) to June 30, 2007

Management fees	$ 7,000

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

RESULTS OF OPERATIONS

Overview – May 8, 2006 (date of inception) to June 30, 2007

From the date of our incorporation on May 8, 2006 to June 30, 2007, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our detergent.

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

From January 1, 2007 to March 31, 2007

  For the period from January 1, 2007 to March 31, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our detergent.

  Total operating expenses for the period from January 1, 2007 to March 31, 2007 were accounting, auditing fees, legal fees $49,000 and management fees$1,500.

From April 1, 2007 to June 30, 2007

  For the period from April 1, 2007 to June 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our detergent.

  Total operating expenses for the period from April 1, 2007 to June 30, 2007 were accounting, auditing fees, legal fees $2,000 and management fees$1,500.

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

Our primary objective in the next twelve months will be to complete development of our proposed pesticide removal detergent, establish our marketing plan, commence an advertising campaign for our proposed pesticide removal detergent,and employ our first sales force fordirect sales of our proposedproduct in China.

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

In order to reach these milestones, we will do the following:

1. Develop a demonstrablepesticide removal detergent by August 31, 2007. This will allow users to see the results of our product and determine its effectiveness. We estimate that this will cost a total of $5,000.

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

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

  Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed pesticide removal detergent; for the advertising campaign for our proposed pesticide removal detergent,and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $15,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease warehouse space as needed for the development of our product.

Liquidity and Capital Resources

At June 30, 2007we had $Nil in cash. We anticipate that our total operating expenses will be approximately $49,000 for the next twelve months. This includes our estimated expenses as follows:

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

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated April 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2007

SMARTEC HOLDINGS INC.

/s/ "Yapp Moi Lee"
Yapp Moi Lee
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
07/30/2007

/s/ "Pua Soo Siang" Pua Soo Siang Chief Technology Officer and a member of the Board of Directors 07/30/2007

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

Date: July 30, 2007
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

Date: July 30, 2007
By:	/s/ "Pua Soo Siang" Pua Soo Siang Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Yapp Moi Lee, President, Chief Executive Officer, Chief Financial Officer and Director of Smartec holdings Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on the date hereof:

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