Form 10QSB
period 2007-09-30
Smartec Holdings Inc.
filed 2007-11-20
CIK 1388490

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  333-141131

SMARTEC HOLDINGS INC.
(Name of small business issuer as in its charter)
Nevada	20-4907822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502
(Address of principal executive offices)
(60)1-4327-4470
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 19, 2007, there were 51,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No ☐

PART I - FINANCIAL INFORMATION

SMARTEC HOLDINGS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

SMARTEC HOLDINGS INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	September 30, 2007	December 31, 2006

ASSETS

Current
Cash	$ -	$ 45,000
Prepaid expenses	-	6,000

Total assets	$ -	$ 51,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$ 2,000	$ -

Total current liabilities	2,000	-

Stockholders' equity (deficit)
Common stock (Note 5)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,550,000 common shares	2,550	2,550
Additional paid-in capital	48,450	48,450
Donated capital (Note 5)	8,500	4,000
Deficit accumulated during the development stage	(61,500)	(4,000)

Total stockholders’ equity (deficit)	(2,000)	51,000

Total liabilities and stockholders’ equity (deficit)	$ -	$ 51,000

The accompanying notes are an integral part of these financial statements.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	3 months ended September 30, 2007	9 months ended September 30, 2007	May 8, 2006 (Date of Inception) to September 30, 2007

ADMINISTRATION EXPENSES
Management fees	$ 1,500	$ 4,500	$ 8,500
Professional fees	2,000	53,000	53,000

Loss for the period	$ (3,500)	$ (57,500)	$ (61,500)

Basic and diluted loss per share	$ (0.00)	$ (0.03)	$ (0.05)

Weighted average number of shares outstanding	2,550,000	2,550,000	1,171,292

The accompanying notes are an integral part of these financial statements.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

(Stated in US Dollars)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450		-	51,000

Donated services	-	-	-	4,000	-	4,000

Loss for the period	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-		4,500		4,500

Loss for the period	-	-	-	-	(57,500)	(57,500)

Balance, September 30, 2007 (Unaudited)	2,550,000	$ 2,550	$ 48,450	$ 8,500	$ (61,500)	$ (2,000)

The accompanying notes are an integral part of these financial statements.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	9 months ended September 30, 2007	May 8, 2006 (Date of Inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (57,500)	$ (61,500)

Adjustments to reconcile net loss to net cash used by operating activities Donated services	4,500	8,500
Decrease in prepaid expenses	6,000
Increase in accounts payable and accrued liabilities	2,000	-

Net cash used in operating activities	(45,000)	53,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	51,000

Net cash provided by financing activities	-	51,000

Decrease in cash during the period	(45,000)	-

Cash beginning of period	45,000	-

Cash end of period	-	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SMARTEC HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2007, the Company has a working capital of $-0-, has not yet achieved profitable operations and has accumulated a deficit of $61,500 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission (“SEC”). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China

SMARTEC HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

SEPTEMBER 30, 2007

SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, prepaid expenses and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of

SMARTEC HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

SEPTEMBER 30, 2007

SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments..

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the

SMARTEC HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

SEPTEMBER 30, 2007

SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

On December 20, 2006, the Company issued 2,550,000 shares of common stock at a price of $0.02 per share for total proceeds of $51,000.

2.	COMMON STOCK

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

SMARTEC HOLDINGS INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

SEPTEMBER 30, 2007

3.	DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

2007

Deferred Tax Assets
Non-capital losses carryforward	20,500
Valuation allowance for deferred tax asset	(20,500)

Income tax provision	$ -

At September 30, 2007, the Company has accumulated non-capital losses totalling $61,500, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements.

4.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006 (Date of Inception) to September 30, 2007

Management fees	$ 8,500

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Company" mean Smartec Holdings Inc., unless otherwise indicated.

RESULTS OF OPERATIONS

Overview – May 8, 2006 (date of inception) to September 30, 2007

From the date of our incorporation on May 8, 2006 to September 30, 2007, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our detergent.

From May 8, 2006 to September 30, 2007

•	For the period from May 8, 2006 to September 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our detergent.
•	Total operating expenses for the period May 8, 2006 to September 30, 2007 were accounting, auditing fees, legal fees $53,000 and management fees $8,500.

From January 1, 2007 to September 30, 2007

•	For the period from January 1, 2007 to September 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our detergent.
•	Total operating expenses for the period January 1, 2007 to September 30, 2007 were accounting, auditing fees, legal fees $53,000 and management fees $4,500.

From July 1, 2007 to September 30, 2007

•	For the period from July 1, 2007 to September 30, 2007 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our detergent.
•	Total operating expenses for the period July 1, 2007 to September 30, 2007 were accounting, auditing fees, legal fees $2,000 and management fees $1,500.

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

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

•	Improve the effectiveness of our product, which will further the marketability of our product; and
•	Establish customer relationships in China once our proposed pesticide removal detergent is fully developed.

In order to reach these milestones, we will do the following:

1. Develop a demonstrable pesticide removal detergent by December 31, 2007. This will allow users to see the results of our product and determine its effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the completed commercial version of our proposed pesticide removal detergent by June 30, 2008. This commercialized product will be marketed to potential customers in China. We estimate that the remaining cost for completion of the pesticide removal detergent development is approximately $5,000.

3. Commence a marketing campaign for our pesticide removal detergent following its development, which will be by the end of June 2008. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $4,000;
•

Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

•

Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

•

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

Liquidity and Capital Resources

At September 30, 2007 we had $Nil in cash. We anticipate that our total operating expenses will be approximately $49,000 for the next twelve months. This includes our estimated expenses as follows:

•	$5,000 for the development of our demonstrable pesticide removal detergent;
•	$5,000 to complete the development of our commercial version of our pesticide removal detergent
•	$10,000 to commence our advertising and marketing campaign;
•	$4,000 for our audit fees over the next twelve months;
•	$10,000 for our legal and organization fees over the next twelve months; and
•	$15,000 for other operating expenses not included above.

In the opinion of our management, funds will be required to satisfy our working capital requirements up to December 2007. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have orally agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws

3.3	Certificate of change
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated April 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007

SMARTEC HOLDINGS INC.

/s/ "Yapp Moi Lee"
Yapp Moi Lee
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
November 19, 2007

/s/ "Pua Soo Siang" Pua Soo Siang Chief Technology Officer and a member of the Board of Directors November 19, 2007