Form 10QSB/A
period 2007-09-30
Smartec Holdings Inc.
filed 2007-11-23
CIK 1388490

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

As of November 19, 2007, there were 2,550,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No ☐

Explanatory Note: We are filing this amended Form 10-QSB/A to revise the number of issued and outstanding shares of the issuer as of November 19, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3**	Certificate of change

3.4	Certificate of Correction
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated April 26, 2007.

** Incoroprated by reference from our Form 10-QSB filed on November 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2007

SMARTEC HOLDINGS INC.

/s/ Yapp Moi Lee
Yapp Moi Lee
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
November 23, 2007

/s/ Pua Soo Siang Pua Soo Siang Chief Technology Officer and a member of the Board of Directors November 23, 2007