Form 10KSB
period 2007-12-31
MABCURE INC.
filed 2008-04-14
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-141131

MABCURE INC.
(Name of small business issuer in its charter)

Nevada	20-4907822
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

3702 South Virginia Street, #G12-401, Reno, Nevada, USA	89502-6030
(Address of principal executive offices)	(Zip Code)

(775) 338-2598
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Shares of Common Stock, $0.001 par value
Title of each Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $29,900,000 based on a price of $1.15 per share, being the average of the bid ($0.80) and asked ($1.50) price for the shares of our common stock as quoted on the OTC Bulletin Board on April 8, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 27,000,000 shares of common stock as of April 8, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
  risks related to environmental regulation and liability;
  risks related to tax assessments; and
  other risks and uncertainties related to our prospects, properties and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (the “US GAAP”).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this annual report, the terms "we", "us", "our", "Mabcure" and “Issuer” mean Mabcure Inc., unless the context clearly requires otherwise.

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

Business Development

Corporate Organization and Structure

We were incorporated on May 8, 2006 in the State of Nevada under the name “Smartec Holdings Inc.”. Our authorized capital consisted of 75,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.001 per Common Share.

Our principal executive offices are located at 3702 South Virginia Street, #G12-401, Reno, Nevada, United States 89502-6030. Our telephone number is (775) 338-2598

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “MBCI”. On April 8, 2008, the closing price for our Common Shares as reported on the OTCBB was $1.45.

Recent Corporate Development

On November 26, 2007, we effected a stock split on a twenty to one basis to increase our authorized capital from 75,000,000 Common Shares with a par value of $0.001 per Common Share to 1,500,000,000 Common Shares with a par value of $0.001 per Common Share.

On January 22, 2008, we completed a merger with our wholly-owned subsidiary, Mabcure Inc., a Nevada corporation. Pursuant to the merger, we changed our name from “Smartec Holdings Inc.” to “Mabcure Inc.”. We do not have any subsidiaries.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Principal Products and Markets

We are a development stage company in the business of developing a detergent for removing pesticides from fruits or vegetables that can not be washed or rinsed off.

China has the largest population in the world and its population consumes large volumes of fruits and vegetables on a daily basis. However, there are very few pesticide removal detergents for sale in China. Most Chinese use a regular kitchen detergent to wash their fruits and vegetables, which removes some pesticides but not all. Moreover, the detergents used to wash fruits and vegetables are chemical products themselves with active surface agents which can also pollute the environment. Our plan is to generate income from sales of our pesticide removal detergent and also to help Chinese people improve their living quality.

We have not generated any revenues from operations to date. Our assets primarily consist of cash. There can be no assurance that we will generate any revenues or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception.

Distribution Methods of the Products

At present, we are developing, upgrading and refining our pesticide removal detergent. We will likely consider distribution methods of our pesticide removal detergent once it is fully developed.

Status of any Publicly Announced New Product

At present, we have not publicly announced any new products but our intention to continue on with developing, upgrading and refining our pesticide removal detergent.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We are not aware of any companies that market products in China similar to our pesticide removal detergent. While most pesticides are alkaline substances, our product is an acid base detergent. This means that our pesticide removal detergent will be effective in removing most pesticides.

It is anticipated that our pesticide removal detergent will remove up to 99% of pesticides left on fruits and vegetables. It is also anticipated that our pesticide removal detergent will not pollute the environment since our product consists of 100% food additives.

Sources and availability of Raw Materials and the Names of Our Principal Suppliers

Our pesticide removal detergent is comprised of the following raw materials commonly used and available:

  emulsifier
  alpha -hydroxy acids (AHAs)
  citric acid
  biological enzyme
  stabilizer
  defoamer
  thickener
  smell flavorants
  distilled water

An emulsifier (also known as an emulgent or surfactant) is a substance which stabilizes an emulsion. It interacts with both oil and water, thus stabilizing the interface between oil or water droplets in suspension. Whether an emulsion turns into a water-in-oil emulsion or an oil-in-water emulsion depends on the volume fraction of both phases and also on the type of emulsifier. Our product includes an emulsifier, which also acts as a surfactant to remove pesticides on fruits and vegetables.

Alpha-Hydroxy Acids (AHAs) are a class of chemical compounds that consist of a carboxylic acid substituted with a hydroxy group on the adjacent carbon. They can react with alkaline pesticides. AHAs are generally safe when used on the skin and their use in the cosmetic industry is well known.

Citric acid is a weak organic acid found in citrus fruits, which reacts with alkaline pesticides. Citric acid is a natural preservative and is also used to add an acidic (sour) taste to foods and soft drinks. It also serves as an environmentally benign cleaning agent and acts as an antioxidant. Citric acid exists naturally in a variety of fruits and vegetables, but it is most concentrated in lemons and limes, where it can comprise as much as 8% of the dry weight of the fruit.

Biological enzymes are biological catalysts which cause reactions to happen faster by taking the chemicals apart into smaller molecules.

A stabilizer is a chemical which tends to inhibit the reaction between two or more other chemicals.

A defoamer is a chemical which removes foam generated when a detergent is shaken.

A thickener is a chemical that acts as a thickening agent.

We will only accept wholesale orders of the above raw materials from retail supermarket chains.

Dependence on one or a few Major Customers

At present, we do not have any potential customers interested in purchasing our pesticide removal detergent. We will likely plan and initiate sales strategy once our product is fully developed.

Intellectual Property

At present, we do not own, either legally or beneficially, any patents, trademarks, licenses, franchises, concessions, royalty agreements or labour contracts.

However, we are in the process of researching patent and/or copy rights, and at present, we are not aware of anyone in China having any patents, trademarks and/or copyright protections for any products similar to our pesticide removal detergent.

We believe that our pesticide removal detergent developed by us should be legally protected. As such, we plan to apply for patent and/or copyright protection our pesticide removal detergent in China, the United States and other jurisdictions.

Governmental Approval

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our pesticide removal detergent. In China, the sale of our pesticide removal detergent will not be subject to special regulatory and/or supervisory requirements.

Research and Development Expenditures

During the fiscal years ended December 31, 2007 and 2006, we have incurred $Nil and $Nil, respectively, in research and development expenditures.

Employees

At present, we have a total of three employees on a part-time basis; Mr. Yapp Moi Lee, our President (Principal Executive Officer) and Chief Executive Officer, Mr. Martin Bajic, our Chief Financial Officer

(Principal Financial Officer) and Treasurer (Principal Accounting Officer) and Mr. Pua Soo Siang, our Chief Technology Officer. Each of the above persons devotes approximately 10 to 20 hours per week to the affairs of our business.

ITEM 2.               DESCRIPTION OF PROPERTY

Our Principal Executive Offices

Our principal executive offices are located at 3702 South Virginia Street, #G12-401, Reno, Nevada, United States 89502-6030. Lease payments are on a month-to-month basis for $200 per month. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3.               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our directors, officers, affiliates, owner of record or beneficially of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCBB under the symbol “MBCI”. On April 8, 2008, the closing price for our Common Shares as reported on the OTCBB was $1.45.

The high and the low bid prices for our Common Shares are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

During the period, there were bids or asks on the publicly traded equity of the company.

Holders of our Common Shares

As of April 8, 2008, there were 35 registered stockholders holding 27,000,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

As at the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2007, neither we nor any of our “affiliated purchaser”, as that terms is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the notes thereto included in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

We are a development stage company in the business of developing a detergent for removing pesticides from fruits or vegetables that can not be washed or rinsed off. We have not generated any revenues from operations to date. Our assets primarily consist of cash. There can be no assurance that we will generate any revenues or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception.

Plan of Operation

General Overview

Since our inception on May 8, 2006, we have taken active steps to implement our business plan. In August 2003, Pua Soo Siang, our Chief Technology Officer and one of our directors, began the development of our pesticide removal detergent. Mr. Siang has completed several experiments of key components that will form the basis of our pesticide removal detergent.

Over the next twelve months ending December 31, 2008, our primary objectives are to: (a) complete the development of our pesticide removal detergent, (b) establish our marketing plan, (c) commence an advertising campaign for our pesticide removal detergent and (d) employ our first sales force for direct sales of our pesticide removal detergent in China.

We anticipate that, in time, the primary source of revenue for our business model will be the sale of our pesticide removal detergent. We also anticipate that we may receive compensation for professional services such as customized design and development of the pesticide removal detergent. Currently, we do not have any customers, as our pesticide removal detergent is not yet fully developed.

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months ending December 31, 2008:

  develop a demonstrable pesticide removal detergent by June 30, 2008 to allow users to see the results of our product and determine its effectiveness;

  develop the completed commercial version of our pesticide removal detergent by December 31, 2008 to be marketed to potential customers in China; and

  commence a marketing campaign for our pesticide removal detergent following its development.

Cash Requirements

Over the next twelve months ending December 31, 2008, we anticipate that we will incur the following operating expenses totaling approximately $2,000,000 in implementing our business plan of developing, upgrading, refining and marketing our pesticide removal detergent:

Operating Expenses	Estimated Cost ($)
Accounting Fees Research and development Legal Fees Operating Expenses/Advertising/Other Administrative Expenses	$ 50,000 $1,075,000 $ 100,000 $ 775,000
Total	$2,000,000

Results of Operations

Summary of Year End Results	Fiscal Year Ended December 31
	2007	2006
Administration Expenses – Management Fees	$ 6,000	$4,000
Income	Nil	Nil
Net Loss for the Period	$(106,265)	$(4,000)

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our pesticide removal detergent.

Expenses	Fiscal Year Ended December 31
	2007	2006
Administrative Expenses – Management Fees	$6,000	$4,000
Administrative Expenses – Professional Fees	$98,827	Nil
Administrative Expenses – Filing fees	$1,438	Nil
Net Loss for the Period	$(106,265)	$(4,000)

Total operating expenses during the fiscal year ended December 31, 2007 increased (or decreased) as compared to the comparative period in 2006 because increased activity related to acquisition of the proprietary technology.

Liquidity and Financial Condition

Working Capital	As at December 31
	2007	2006
Current assets	Nil	$51,000
Current liabilities	$49,265	Nil
Working capital (deficiency)	$(49,265)	$51,000

Cash Flows	Fiscal Year Ended December 31
	2007	2006
Cash Flows from Operating Activities	$(90,265)	$(6,000)
Cash Flows from Financing Activities	$ 45,265	$51,000
Net Increase (Decrease) in Cash Flows	$(45,000)	$45,000

Future Financing

At December 31, 2007 we had no cash. Over the next twelve months ending December 31, 2008, we anticipate that our total operating expenses will be approximately $2,000,000 including the following:

  $5,000 for the development of our demonstrable pesticide removal detergent;

  $5,000 to complete the commercial version of our pesticide removal detergent;

  $10,000 to commence our advertising and marketing campaign;

  $50,000 for accounting and auditing fees;

  $100,000 for legal and related fees;

  $1,075,000 for research and development; and

  $755,000 for operating and administrative expenses.

Management believes that our cash and cash equivalents, together with cash provided by operating activities, if any, will not be sufficient to meet our total estimated operating expenses for the next twelve months ending December 31, 2008 and estimates that we will require an additional $2,000,000 to fund our operating cash shortfall. We plan to raise the capital required to satisfy such cash shortfall through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The audited financial statements accompanying this annual report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.

Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our stockholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives and the attainment of profitable operations.

As at December 31, 2007, our company has had accumulated losses of $110,265 while our cash on hand was approximately $Nil. We will need to obtain additional financing of approximately $2,000,000 to satisfy our cash requirements of $2,000,000 for the next twelve months ending December 31, 2008.

Due to the uncertainty of our ability to meet our current operating expenses and other anticipated expenses noted above, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their report on the audited financial statements for the fiscal year ended December 31, 2007, Our audited financial statements contain additional note disclosures describing the circumstances that lead to such disclosure by our independent auditors. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming such loans are available, will increase our liabilities and future cash commitments.

Purchase of Significant Plant and Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Employees

We do not anticipate any significant changes in the number of employees during the next twelve months ending December 31, 2008.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for a company beginning in the first quarter of fiscal year ending in 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN. 48”). FIN. 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN. 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Application of Critical Accounting Estimates

Our financial statements have been prepared in accordance with the US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Our financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies as disclosed in the notes to our audited financial statements for the fiscal year ended December 31, 2007.

Risk Factors

An investment in our Common Shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information herein when evaluating our business. Our business, operating results and financial condition could be seriously harmed and you could lose all or part of your investment in our Common Shares due to any of the following risks.

Risks Associated with our Business

Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a development company entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a development company for the next twelve months. As at December 31, 2007, we had cash in the amount of $Nil and incurred $106,265 in expenses. We do not believe that this amount will be enough to support our operations until December 31, 2008.

In addition, in the course of developing our pesticide removal detergent over the next twelve months, we may:

  incur unexpected costs in completing the development of our pesticide removal detergent or encounter unexpected technical or other difficulties;
  incur delays and additional expenses as a result of product failure;
  be unable to create a substantial market for our pesticide removal detergent; or
  incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of our pesticide removal detergent. If we do not complete the development of our pesticide removal detergent by December 31, 2008 and if we are not able to raise additional capital when needed to complete the development of our pesticide removal detergent, we may have to suspend or cease our operations because we will not be able to pay our ongoing expenses in respect of the development and marketing of our pesticide removal detergent.

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

Since inception, we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We incurred a net loss of $110,265 from inception to December 31, 2007. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to develop our pesticide removal detergent;
  our ability to market our pesticide removal detergent;
  our ability to generate ongoing revenues;
  our ability to reduce development and marketing costs; and
  our ability to compete with other established pesticide removal detergent.

We expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of our product. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Our ability to successfully develop our pesticide removal detergent and to eventually produce and sell our product to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs, we will not be able to pay the development and marketing costs in respect of our pesticide removal detergent and we may go out of business.

We may need to issue additional equity securities in the future to raise the necessary funds. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of our Common Shares by our existing stockholders may result in significant downward pressure on the price of our Common Shares and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts required we will not have the money that we require for the development and marketing of our pesticide removal detergent and we may go out of business.

If we are unable to complete the development of our pesticide removal detergent and sell our product we will not be able to generate revenues and you will lose your investment.

We have not completed development of our pesticide removal detergent and we have no contracts for the sale of our pesticide removal detergent. The success of our proposed business will depend on the completion of our pesticide removal detergent and the acceptance of our product by businesses and the general public. Achieving such acceptance will require significant marketing investment. The pesticide removal detergent we develop may not be accepted by our customers at sufficient levels to support our operations and build our business. If the pesticide removal detergent that we develop is not accepted at sufficient levels, our proposed business will fail.

Our product may contain defects that will make it more difficult for us to establish and maintain customers.

We have not yet completed the initial development of our product and it has not been tested by users. Our product may contain undetected design faults and errors that are discovered only after it has been used by customers. Any such default or error could cause delays in delivering our product or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our product is intended to be utilized to develop a market for pesticide removal detergents, the effect of any such delays will likely have a detrimental impact on us. In addition, given that pesticide removal detergent has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent business risk of exposure to product liability claims in the event that an individual is harmed because of the failure of our products to function properly. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  decreased demand for our products;
  injury to our reputation;
  costs of related litigation;
  substantial monetary awards to plaintiffs;
  loss of revenues; and
  the inability to commercialize our technologies.

We currently carry no product liability insurance. Although we expect to obtain product liability insurance coverage in connection with the commercialization of our products, such insurance may not be available on commercially reasonable terms or at all, or such insurance, even if obtained, may not adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business and prospects.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins, and could result in exchange losses.

Although our reporting currency is the United States dollar, we intend to conduct our business and incur costs in the local currency of the other countries in which we intend to operate. Changes in exchange rates between foreign currencies and the United States dollar could affect our net sales and cost of sales figures, and could result in exchange losses. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a dollar currency other than the United States.

Our pesticide removal detergent is not protected by any trademarks, patents and/or other intellectual property registrations. If we are unable to protect our intellectual property rights, our proposed business will fail.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our product. At present we have non-disclosure agreements with our employees to protect our product. Despite our precautions taken to protect our pesticide removal detergent, unauthorized parties may attempt to reverse engineer, copy or obtain and use our pesticide removal detergent. If they are successful we could lose our product or they could develop similar products, which could create more competition for us and even cause our proposed business operations to fail.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only three employees and they are also our officers and directors. Our performance depends to a significant extent on the continued services and technical expertise of Mr. Pua Soo Siang, our director and Chief Technology Officer. There is intense competition for skilled personnel. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Siang’s services could prevent us from completing the development of our pesticide removal detergent. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

We have no sales and marketing experience.

We have not yet begun marketing our product and thus have yet to make any commercial sales of our product. Our employees have no experience in marketing such a product and no distribution system has been developed. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful or that we will be able to attract and retain qualified individuals with marketing and sales expertise. Our future success will depend, among other factors, upon whether our product can be sold at a profitable price and the extent to which consumers acquire, adopt and continue to use it. There can be no assurance that our product will gain wide acceptance in its targeted markets or that we will be able to effectively market its product.

If our estimates related to expenditures are erroneous, our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

Our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

The persons serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. Mr. Yapp Moi Lee, our President (Principal Executive Officer) and a director, is also the senior manager of Linde Enterprise Co., which is headquartered in Malaysia with offices in China. We expect Mr. Lee to spend approximately 10 to 20 hours a week on the business of our company.

Mr. Pua Soo Siang, our Chief Technology Officer and a director, is a senior engineer at Vepact Chemical Ltd., which is also headquartered in Malaysia, with offices throughout Asia. We expect Mr. Siang to spend approximately 10 hours or more a week on the business of our company.

Mr. Martin Bajic, our Chief Financial Officer (Principal Financial Officer) and our Treasurer (Principal Accounting Officer), also serves as the Chief Financial Officer of Pan American Gold Corp., which is a public company trading on the OTCBB. In addition, Mr. Bajic provides independent accounting and consulting services to public and private companies to assist with financial statements and public reporting disclosure requirements.

As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our pesticide removal detergent, their limited devotion of time and attention to our business may hurt the operation of our business.

Risks Associated with our Common Shares

Because we do not intend to pay any dividends on our Common Shares, investors seeking dividend income or liquidity should not purchase our Common Shares.

We have not declared or paid any dividends on our Common Shares since inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our Common Shares.

Because we can issue additional shares of Common Shares, purchasers of our Common Shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 1,500,000,000 Common Shares, of which 51,000,000 Common Shares are issued and outstanding. Our board of directors has the authority to cause the issuance of additional Common Shares and to determine the rights, preferences and privilege of such Common Shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our Common Shares in the future.

A decline in the price of our Common Share could affect our ability to raise further working capital, may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our Common Shares could result in a reduction in the liquidity of our Common Shares and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our Common Shares could be detrimental to our liquidity and our operations; the decline may cause investors to not choose to invest in our Common Shares. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. Also, we might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our Common Shares and we may be forced to go out of business.

Trading of our Common Shares may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our Common Shares.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000, or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Shares.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (the “FINRA”), formerly the National Association of Securities Dealers, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Shares, which may limit your ability to buy and sell our Common Shares and have an adverse effect on the market for our Common Shares.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers and directors.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

ITEM 7.               FINANCIAL STATEMENTS

MABCURE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mabcure Inc.
Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Mabcure, Inc., formerly known as Smartec Holdings Inc., (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period from inception (May 8, 2006) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mabcure Inc., formerly known as Smartec Holdings Inc., as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the periods then ended and for the period from inception (May 8, 2006) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
April 8, 2008

MABCURE INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	December 31,	December 31,
	2007	2006

ASSETS

Current assets
Cash	$-	$45,000
Prepaid expenses	-	6,000

Total assets	$-	$51,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$4,000	$-
Loan payable	45,265	-

Total current liabilities	49,265	-

Stockholders' deficit
Common stock (Note 5)
Authorized:
1,500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
27,000,000 common shares	27,000	2,550
Additional paid-in capital	24,000	48,450
Donated capital (Note 5)	10,000	4,000
Deficit accumulated during the development stage	(110,265)	(4,000)

Total stockholders’ deficit	(49,265)	51,000

Total liabilities and stockholders’ deficit	$-	$51,000

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

					May 8, 2006
					(Date of
		Year-ended		Period- ended	Inception) to
		December 31,		December 31,	December 31,
		2007		2006	2007

ADMINISTRATION EXPENSES
Management fees		$6,000		$4,000	$10,000
Filing fees		1,438			1,438
Professional fees		98,827		-	98,827

Loss for the period		$(106,265)		$(4,000)	$(110,265)

Basic and diluted loss per share	$	(a)	$	(a)

Weighted average number of shares outstanding		49,684,932		7,737,060

(a)	Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Stated in US Dollars)

	Common Stock
					Deficit
					Accumulated
			Additional	Donated	During the
			Paid-in	Capital	Development
	Number	Amount	Capital	(Note 5)	Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, December	20,
2006	2,550,000	2,550	48,450	-	-	51,000

Donated services	-	-	-	4,000	-	4,000

Loss for the period	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-		6,000	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-
Loss for the year	-	-	-		(106,265)	(106,265)

Balance, December 31, 2007	27,000,000	$27,000	$24,000	$10,000	$(110,265)	$(49,265)

The accompanying notes are an integral part of these financial statements.

SMARTEC HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

		May 8, 2006	May 8, 2006
		(Date of	(Date of
	Year- ended	Inception) to	Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(106,265)	$(4,000)	$(110,265)

Adjustments to reconcile net loss to net cash used by operating activities
Donated services	6,000	4,000	10,000
Decrease in prepaid expenses	6,000	(6,000)	-
Increase in accounts payable and accrued liabilities	4,000	-	4,000

Net cash used in operating activities	(90,265)	(6,000)	(96,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	45,265	-	45,265
Issuance of common shares	-	51,000	51,000

Net cash provided by financing activities	45,265	51,000	96,265

Increase (decrease) in cash during the period	(45,000)	45,000	-

Cash beginning of period	45,000	-	-

Cash end of period	$-	$45,000	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
DECEMBER 31, 2007

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2007, the Company has a working capital deficiency of $49,265, has not yet achieved profitable operations and has accumulated a deficit of $110,265 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
DECEMBER 31, 2007

1.	SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments..

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

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
DECEMBER 31, 2007

1.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

The adoption of these and other new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

2.	COMMON STOCK

On December 20, 2006, the Company issued 2,550,000 shares of common stock at a price of $0.02 per share for total proceeds of $51,000.

On December 11, 2007 the Company completed a twenty for one forward stock split whereby the authorized and issued capital stock. As a result, authorized share capital was increased to 1,500,000,000 and issued and outstanding common shares outstanding increased to 51,000,000.

On December 11, 2007 24,000,000 shares were returned to treasury.

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

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
DECEMBER 31, 2007

3.	DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

2007

Deferred Tax Assets
Non-capital losses carryforward	$37,500
Valuation allowance for deferred tax asset	(37,500)

Income tax provision	$-

At December 31, 2007, the Company has accumulated non-capital losses totaling $110,265, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements.

4.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006
(Date of
Inception) to
December 31,
2007

Management fees	$10,000

5.	SUBSEQUENT EVENT

Subsequent to the year-end the Company completed a merger with it’s subsidiary, MabCure Inc., a Nevada corporation. As a result, the Company changed it’s name from "Smartec Holdings Inc." to "MabCure Inc.".

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2007, we were informed by Ronald N. Silberstein, PLLC ("RNS"), the independent registered public accounting firm, that RNS has consummated a merger with Maddox Unger, PLLC ("MU") and the name of the post-merger firm is Maddox Ungar Silberstein, PLLC ("MUS").

As a result, effective July 1, 2007, RNS resigned as our independent registered auditors and we engaged MUS as our independent registered auditors. The decision to change our auditors was approved by our board of directors.

The report on the audited financial statements prepared by RNS, for the fiscal year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion. Also, it did not qualify or modify as to uncertainty, audit scope or accounting principles. RNS, however, did express in their report substantial doubt about our ability to continue as a going concern.

In addition, during our fiscal year ended December 31, 2006, and any subsequent interim periods preceding the change in our auditors, there were no disagreements with RNS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which, if not resolved to RNS’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with their report.

ITEM 8A(T).        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of December 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.             OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

As at the date hereof, names and ages of our directors and executive officers, their positions with our company and term of offices thereof and any directorships at other reporting companies are as follows:

Name	Age	Position Held with our Company	Date First Elected or Appointed	Other Reporting Company Directorships
Yapp Moi Lee	47	Director President Chief Executive Officer	September 1, 2006 September 1, 2006 September 1, 2006	N/A
Pua Soo Siang	55	Director Chief Technology Officer	September 1, 2006 September 1, 2006	N/A
Martin Bajic	31	Chief Financial Officer Treasurer	March 19, 2008 March 19, 2008	N/A

Business Experience

The following is a brief description of business experience of each of our officers and directors during the past five years.

Yapp Moi Lee, President, Chief Executive Officer and Director

Mr. Lee has been our President (Principal Executive Officer) and our director since September 1, 2006. Since 2000, Mr. Lee has served as senior manager and general manager of Linde Enterprises Co., a private company located in Kuala Lumpur, Malaysia. Mr. Lee was educated at Mantissa Institute in Kuala Lumpur, Malaysia.

Pua Soo Siang, Chief Technology Officer and Director

Mr. Siang has been our Chief Technical Officer and our director since September 1, 2006. Since 2002, Mr. Siang has served as Senior Engineer of Vepact Chemical Ltd, a private company in the business of chemical product development located in Kuala Lumpur, Malaysia. Mr. Siang was educated at Nanyang Technological University in Singapore.

Martin Bajic, Chief Financial Officer and Treasurer

Mr. Bajic was appointed our Chief Financial Officer (Principal Financial Officer) and Treasure (Principal Accounting Officer) since March 19, 2008. Mr. Bajic obtained his Canadian Chartered Accountant designation in 2004. From 1999 to 2007, Mr. Bajic worked at a medium-sized accounting firm providing auditing services to public reporting entities. Mr. Bajic currently provides independent accounting and consulting services to public and private companies to assist with financial statement and public reporting disclosure requirements.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, our directors, executive officers, promoters and control persons have not been involved in any of the following events that are material to an evaluation of the ability or integrity of any one of them:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

At present, we do not have any committees of the board of directors.

Code of Ethics

At present, we have not adopted any code of ethics.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Shares and other equity securities, on Forms 3, 4 and 5 respectively. Directors, executive officers and persons who own more than 10% of a registered class of our equity securities are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of a registered class of our equity securities were complied with, other than disclosed as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Yapp Moi Lee	1	1	Form 3 & Form 5
Pua Soo Siang	1	1	Form 3 & Form 5
Martin Bajic	N/A	N/A	N/a

ITEM 10. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2007 are set out in the summary compensation table below:

  our Chief Executive Officer (Principal Executive Officer);

  each of our two most highly compensated executive officers, other than the Chief Executive Officer (Principal Executive officer), who were serving as executive officers at the end of the fiscal year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2007;
  (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensatio n Earnings ($)	All Other Compen -sation ($)	Total ($)
Yapp Moi Lee(1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Pua Soo Siang(2)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)

Mr. Lee is our President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Treasurer (Principal Accounting Officer) and a director since September 1, 2006. Mr. Lee resigned as Chief Financial Officer and Treasurer on March 19, 2008 and Mr. Martin Bajic was appointed as our Chief Financial Officer (Principal Financial Officer) and Treasurer (Principal Accounting Officer) on March 19, 2008.

(2)	Mr. Siang is our Chief Technology Officer and a director.

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2007, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Director Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2007.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase Common Shares as determined by our board of directors or a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than as indicated herein, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2008, there were 27,000,000 Common Shares issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of that date by: (a) each of our directors, (b) each of our executive officers, and (c) all of our directors and executive officers as a group.

Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our Common Shares. The number of Common Shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Common Shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 1, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the Common Shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Yapp Moi Lee(2)	500,000	Direct	1.85%
Pua Soo Siang(3)	500,000	Direct	1.85%
Martin Bajic(2)	Nil	N/A	0.00%
Directors and Executive Officers as a Group	Nil	N/A	0.00%
Holders of More than 5% of our Common Shares	Nil	N/A	0.00%

Notes:

(1)	Based on 27,000,000 Common Shares issued and outstanding as at April 8, 2008.

(2)

Mr. Lee is our President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Treasurer (Principal Accounting Officer) and a director since September 1, 2006. Mr. Lee resigned as Chief Financial Officer and Treasurer on March 19, 2008 and Mr. Martin Bajic was appointed as our Chief Financial Officer (Principal Financial Officer) and Treasurer (Principal Accounting Officer) on March 19, 2008.

(3)	Mr. Siang is our Chief Technology Officer and Director.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  any of our promoters; and

  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 13.             EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
3.1	Articles of Incorporation filed as an exhibit to the registration statement on Form SB-2 filed on March 8, 2007 and incorporated herein by reference.
3.2	By-laws filed as an exhibit to the registration statement on Form SB-2 filed on March 8, 2007 and incorporated herein by reference.
4.1	Specimen Stock Certificate filed as an exhibit to the registration statement on Form SB-2 filed on March 8, 2007 and incorporated herein by reference.
10.1	Form of Subscription Agreement filed as an exhibit to the registration statement on Form SB-2 filed on March 8, 2007 and incorporated herein by reference.
16.1	Letter on Change in Certifying Accountant filed as an exhibit to our Current Report on Form 8-K filed on July 5, 2007
31.1*	CEO Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Financial Year Ended December 31
	2007	2006
Audit Fees	$11,000	$5,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$Nil	$Nil

In each of the last two fiscal years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use MUS for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage MUS to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules that require that before MUS is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by MUS and believes that the provision of services for activities unrelated to the audit is compatible with maintaining MUS’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABCURE INC.

By:	/s/Yapp Moi Lee	By:	/s/Martin Bajic
	Name: Yapp Moi Lee		Name: Martin Bajic
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial Officer) and Treasurer (Principal
Accounting Officer)

By:	/s/Pua Soo Siang
Name: Pua Soo Siang
Title: Chief Technology Officer and
Director

Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Yapp Moi Lee	By:	/s/Martin Bajic
	Name: Yapp Moi Lee		Name: Martin Bajic
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial Officer) and Treasurer (Principal
Accounting Officer)

By:	/s/Pua Soo Siang
Name: Pua Soo Siang
Title: Chief Technology Officer and
Director

Dated: April 14, 2008