Form 10QSB
period 2008-03-31
MABCURE INC.
filed 2008-05-20
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 333-141131

MABCURE INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4907822

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3702 South Virginia Street, #G12-401, Reno, Nevada 89502-6030
(Address of principal executive offices) (zip code)

(775) 338-2598
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ] No [           ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

27,000,000 common shares issued and outstanding as of May 19, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

MABCURE INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

MABCURE INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$42,413	$4,000
Loan payable	87,680	45,265

Total current liabilities	130,093	49,265

Stockholders’ deficit
Common stock (Note 5)
Authorized:
1,500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
27,000,000 common shares	27,000	27,000
Additional paid-in capital	24,000	24,000
Donated capital (Note 5)	11,500	10,000
Deficit accumulated during the development stage	(192,593)	(110,265)

Total stockholders’ deficit	(130,093)	(49,265)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
(Stated in US Dollars)

			May 8, 2006
			(Date of
	3 months ended	3 months ended	Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

ADMINISTRATION EXPENSES
Management fees	$1,500	$1,500	$11,500
Consulting fees	26,220	-	26,220
Filing fees	1,367	-	2,805
Professional fees	53,241	49,000	152,068

Loss for the period	$(82,328)	$(50,500)	$(192,593)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.05)

Weighted average number of shares outstanding	27,000,000	3,868,530	1,171,292

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
(Stated in US Dollars)

	Common Stock
					Deficit
					Accumulated
			Additional	Donated	During the
			Paid-in	Capital	Development
	Number	Amount	Capital	(Note 5)	Stage	Total

Balance, May 8, 2006 (Date of
Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, December 20,
2006	2,550,000	2,550	48,450	-	-	51,000
Donated services	-	-	-	4,000	-	4,000
Loss for the period	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-	-	6,000	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-
Loss for the period	-	-	-	-	(106,250)	(106,250)

Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	(110,265)	(49,265)

Donated services	-	-	-	1,500	-	1,500
Loss for the period	-	-	-	-	(82,328)	(82,328)

Balance, March 31, 2008	27,000,000	$27,000	$24,000	$11,500	$(192,593)	$(130,093)

The accompanying notes are an integral part of these financial statements.

MABCURE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
(Stated in US Dollars)

			May 8,
			2006 (Date
			of
	3 months	3 months	Inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(82,328)	$(50,500)	$(191,093)

Adjustments to reconcile net loss to net cash used by
operating activities
Donated services	1,500	1,500	10,000
Decrease in prepaid expenses	-	4,000	-
Increase in accounts payable and accrued liabilities	38,413	-	42,413

Net cash used in operating activities	(42,415)	(45,000)	(138,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable	42,415	-	87,680
Issuance of common shares	-	-	51,000

Net cash provided by financing activities	42,415	-	138,680

Decrease in cash during the period	-	(45,000)	-

Cash beginning of period	-	45,000	-

Cash end of period	-	-	-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MABCURE HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
March 31, 2008

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2008, the Company has a working capital of deficiency of $130,093, has not yet achieved profitable operations and has accumulated a deficit of $192,593 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2007 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission (“SEC”). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
March 31, 2008

SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, prepaid expenses and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
March 31, 2008

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments..

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
March 31, 2008

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

MABCURE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
March 31, 2008

3.	DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company’s deferred tax assets:

	March 31,	December 31,
	2008	2007

Deferred Tax Assets
Non-capital losses carryforward	$32,300	$18,500
Valuation allowance for deferred tax asset	(32,300)	(18,500)

Income tax provision	$-	$-

At March 31, 2008, the Company has accumulated non-capital losses totaling $192,593, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements.

4.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006 (Date of Inception) to March 31, 2008

Management fees	$11,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “company” mean MabCure Inc., unless otherwise indicated.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2008 and March 31, 2007

We did not generate any revenues for the three month periods ended March 31, 2008 and 2007. Our operating activities during these periods consisted primarily of developing our business plan and developing our pesticide removal detergent.

General and administrative expenses were $83,328 for the three month period ended March 31, 2008 compared to $50,500 for the three month period ended March 31, 2007. The increase in general and administrative expenses was due to the increase in consulting fees and professional fees. General and administrative expenses generally include management fees, consulting fees, filing fees and professional fees.

Professional fees were $53,241 for the three month period ended March 31, 2008 compared to $49,000 for the three month period ended March 31, 2007. The increase in professional fees was due to an increase in overall activity. Consulting fees were $26,220 for the three month period ended March 31, 2008 compared to $Nil for the three month period ended March 31, 2007. The increase in consulting fees was due to increase activity with respect to the company’s reverse merger.. Filing fees were $1,367 for the three month period ended March 31, 2008 compared to $Nil for the three month period ended March 31, 2007. The increase in filing fees was due to additional activity related to the Company’s reverse merger.

Our net loss for the three month period ended March 31, 2008 was $82,328 or $0.00 per share compared to $50,500 or $0.02 for the three month period ended March 31, 2007. The weighted average number of shares outstanding was 27,000,000 at March 31, 2008 compared to 3,868,530 at March 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2008

As at March 31, 2008, our total assets were $Nil and our current liabilities were $130,093, resulting in working capital deficit of $130,093.

As at March 31, 2008, our total liabilities were $130,093 compared to current liabilities of $49,265 as at December 31, 2007, all consisting of current liabilities. The increase in total liabilities at March 31, 2008 compared to the period ended December 31, 2007 was due primarily to accrued invoices related to the Company’s reverse merger.

Stockholders’ deficit increased from $49,265 at December 31, 2007 to $130,093 at March 31, 2008.

For the three month period ended March 31, 2008, net cash used in operating activities was $42,415 compared to net cash used in operating activities of $45,000 for the three month period ended March 31, 2007. Net cash used in operating activities for the three month period ended March 31, 2008 was comprised of a net loss of $82,328 (2007: $50,500), donated services of $1,500 (2007: $1,500), prepaid expenses of $Nil (2007: $4,000) and accounts payable and accrued liabilities $38,413 (2007: $Nil).

Net cash flows from financing activities for the three month period ended March 31, 2008 was $42,415 compared to net cash flows from financing activities of $nil for the three month period ended March 31, 2007. The increase in net cash from financing activities for the period ended March 31, 2008 was primarily the result of an increase in loans payable.

Cash Requirements

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

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2008, we had cash of $Nil and we estimate that we will require approximately $49,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2007 and 2006 financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

Our company is in the development stage. Since our formation, we have not yet realized any revenues from our planned operations. We are in the business of developing biotech products in China.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash, prepaid expenses and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

We have adopted SFAS No. 109 – “Accounting for Income Taxes”. SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, our company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS

No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, our company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Our company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, we have not granted any stock options or any other share based payments..

Our company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Our company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our company’s future reported financial position or results of operations.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a development company for the next twelve months. As at March 31, 2008, we had cash in the amount of $nil and incurred $82,328 in expenses. We do not believe that this amount will be enough to support our operations until March 31, 2009.

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

Since inception, we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We incurred a net loss of $192,593 from inception to March 31, 2008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have not yet begun marketing our product and thus have yet to make any commercial sales of our product. Our employees have no experience in marketing such a product and no distribution system has been developed. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful or that we will be able to attract and retain qualified individuals with marketing and sales expertise. Our future success will depend, among other factors, upon whether our product can be sold at a profitable price and the extent to which consumers acquire, adopt and continue to use it. There can be no assurance that our product will gain wide acceptance in its targeted markets or that we will be able to effectively market our product.

If our estimates related to expenditures are erroneous, our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

Mr. Martin Bajic, our chief financial officer (principal financial officer) and our treasurer (principal accounting officer) provides independent accounting and consulting services to public and private companies to assist with financial statements and public reporting disclosure requirements.

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

Trading of our common shares may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000, or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (the “FINRA”), formerly the National Association of Securities Dealers, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our Common Shares and have an adverse effect on the market for our common shares.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers and directors.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as reported by us on a Current Report on Form 8-K, we did not sell any equity securities which were not registered under the Securities Act during the three month period ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007)

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007)

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008)

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yapp Moi Lee

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Martin Bajic

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Yapp Moi Lee

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Martin Bajic

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008

MABCURE INC.

/s/ Yapp Moi Lee
Yapp Moi Lee
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
May 20, 2008

/s/ Martin Bajic
Martin Bajic
Chief Financial Officer and Treasurer
(who also performs as Principal Financial and Executive Officer and Principal Accounting Officer)
May 20, 2008