Form 10-Q
period 2008-06-30
MABCURE INC.
filed 2008-08-13
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(775) 338-2598
(Registrant's telephone number, including area code)

N/A
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

Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer,"and "smaller reporting company"in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]  No [ X ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

60,348,000 common shares issued and outstanding as of August 12, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current:
Cash and cash equivalents	$1,184,967	$-
Prepaid expenses	27,529	-

Total current assets	1,212,496	-

Total assets	$1,212,496	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$35,065	$4,000
Loan payable	80,063	45,265

Total current liabilities	115,128	49,265

Stockholders' equity (deficit)
Common stock (Note 5)
Authorized:
1,500,000,000 common shares, par value $0.001 per share
Issued and outstanding:
28,300,000 common shares (2007 –27,000,000)	28,300	27,000
Additional paid-in capital	1,322,700	24,000
Donated capital (Note 5)	13,000	10,000
Deficit accumulated during the development stage	(266,632)	(110,265)

Total stockholders'equity (deficit)	1,097,368	(49,265)

Total liabilities and stockholders'equity (deficit)	$1,212,496	$-

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)
(Stated in US Dollars)

	Three	Three	Six	Six	May 8, 2006
	months	months	months	months	(Date of
	ended	ended	ended	ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

ADMINISTRATION EXPENSES
Management fees	$1,500	$1,500	$3,000	$3,000	$13,000
Miscellaneous fees	23,861	-	23,861	-	23,861
Consulting fees	13,615	-	39,835	-	39,835
Filing fees	1,595	-	2,962	-	4,400
Professional fees	33,468	2,000	86,709	51,000	185,536

Loss for the period	$(74,039)	$(3,500)	$(156,367)	$(54,000)	$(266,632)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	(0.0)

Weighted average number of shares outstanding	27,042,857	27,000,000	27,021,547	27,000,000

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
(Stated in US Dollars)

	Common Stock
					Deficit
					Accumulated
			Additional	Donated	During the
			Paid-in	Capital	Development
	Number	Amount	Capital	(Note 5)	Stage	Total

Balance, May 8, 2006 (Date of
Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, December 20,
2006	2,550,000	2,550	48,450	-	-	51,000
Donated services	-	-	-	4,000	-	4,000
Loss for the period	-	-	-	-	(4,000)	(4,000)

Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-	-	6,000	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-
Loss for the period	-	-	-	-	(106,250)	(106,250)

Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	(110,265)	(49,265)

Donated services	-	-	-	3,000	-	3,000
Common stock issued for cash at
$1.00 per share, June 27, 2008	1,300,000	1,300	1,298,700	-	-	1,300,000
Loss for the period	-	-	-	-	(156,367)	(156,367)

Balance, June 30, 2008	28,300,000	$28,300	$1,322,700	$13,000	$(266,632)	$1,097,368

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)
(Stated in US Dollars)

			May 8,
			2006
			(Date of
	Six months	Six months	Inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(156,367)	$(54,000)	$(266,632)

Adjustments to reconcile net loss to net cash used by
operating activities
Donated services	3,000	3,000	13,000
(Increase) Decrease in prepaid expenses	(27,529)	6,000	(27,529)
Increase in accounts payable and accrued liabilities	31,065	-	35,065

Net cash used in operating activities	(149,831)	(45,000)	(246,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable	34,798	-	80,063
Issuance of common shares	1,300,000	-	1,351,000

Net cash provided by financing activities	1,334,798	-	1,431,063

Decrease in cash during the period	1,184,967	(45,000)	1,184,967

Cash beginning of period	-	45,000	-

Cash end of period	$1,184,967	$-	$1,184,967

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2008

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on May 8, 2006. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2008, the Company has has not yet achieved profitable operations and has accumulated a deficit of $266,632 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to achieve profitable operations, and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended December 31, 2007 included in the Company's Form SB-2 filed with the Securities and Exchange Commission ("SEC"). The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2008

SIGNIFICANT ACOUNTING POLICIES (cont'd... )

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

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation"and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2008

SIGNIFICANT ACCOUNTING POLICIES (cont'd... )

adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments..

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services"("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2008

SIGNIFICANT ACCOUNTING POLICIES (cont'd... )

amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

Issued and Outstanding

On December 20, 2006, the Company issued 2,550,000 shares of common stock at a price of $0.02 per share for total proceeds of $51,000.

On June 27, 2008, the Company issued 1,300,000 shares of common stock at a price of $1.00 per share for total proceeds of $1,300,000.

MABCURE, INC.
(formerly Smartec Holdings Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2008

3.	DEFERRED TAX ASSETS

The following table summarizes the significant components of the Company's deferred tax assets:

June 30,
2008

Deferred Tax Assets
Non-capital losses carryforward	90,600
Valuation allowance for deferred tax asset
(90,600)

Income tax provision	$-

At June 30, 2008, the Company has accumulated non-capital losses totalling $266,632, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2026. The potential benefit of those losses, if any, has not been recorded in the financial statements.

4.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

May 8, 2006
(Date of
Inception) to
June 30, 2008

Management fees	$13,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential"or "continue"or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares"refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "company"mean MabCure Inc., unless otherwise indicated.

OVERVIEW

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors"

We were incorporated in the State of Nevada on May 8, 2006. Since our incorporation, we had been in the process of establishing ourselves as a company in the business of developing a detergent for removing pesticides from fruits and vegetables. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd., or Indigoleaf, and Dr. Amnon Gonenne pursuant to which we agreed to purchase all of Indigoleaf's interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. In consideration for the purchase of the proprietary technology, we agreed to issue 25,638,400 shares of our common stock to Indigoleaf and, in consideration for the services he is to provide us, we agreed to issue 6,409,600 shares of our common stock to Dr. Gonenne.

Furthermore, pursuant to the asset purchase agreement, our directors appointed Dr. Gonenne, Steven Katz and Itshak Zivan to our board of directors.

Over the next twelve months we plan to:

  initiate our anti-ovarian cancer program with the intention of progressing to a pilot clinical study;

  initiate our anti-prostate cancer program with the objective of leading to a pilot clinical study at the beginning of the following year;

  initiate the anti-breast cancer and colorectal cancer programs, with the objective of creating novel MAbs against these cancers;

  identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs. The first antigens to be studied will be the melanoma-specific cancer markers through the application of our anti-melanoma MAbs; and

  explore the utility of our cancer-specific MAbs for the visualization in vivo of tumors that have metastasized.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2008 and June 30, 2007

We did not generate any revenues for the three month periods ended June 30, 2008 and 2007. Our operating activities during these periods consisted primarily of developing our business plan and developing our pesticide removal detergent.

General and administrative expenses were $74,039 for the three month period ended June 30, 2008 compared to $3,500 for the three month period ended June 30, 2007. The increase in general and administrative expenses was due to a general increase in activity level.. General and administrative expenses generally include management fees, consulting fees, filing fees and professional fees.

Professional fees were $33,468 for the three month period ended June 30, 2008 compared to $2,000 for the three month period ended June 30, 2007. The increase in professional fees was due to an increase in overall activity. Consulting fees were $13,615 for the three month period ended June 30, 2008 compared to $NIL for the three month period ended June 30, 2007. The increase in consulting fees was due to a general increase in activity by the company. Filing fees were $1,595 for the three month period ended June 30, 2008 compared to $Nil for the three month period ended June 30, 2007. The increase in filing fees was due to a general increase in activity.

Our net loss for the three month period ended June 30, 2008 was $74,039 or $(0.00) per share compared to $3,500 or $(0.00) for the three month period ended June 30, 2007. The weighted average number of shares outstanding was 27,042,857 at June 30, 2008 compared to 27,000,000 at June 30, 2007.

For the six month period ended June 30, 2008 and June 30, 2007

We did not generate any revenues for the six month periods ended June 30, 2008 and 2007. Our operating activities during these periods consisted primarily of developing our business plan and developing our pesticide removal detergent.

General and administrative expenses were $156,367 for the six month period ended June 30, 2008 compared to $54,000 for the six month period ended June 30, 2007. The increase in general and administrative expenses was due to the increase in overall activity. General and administrative expenses generally include management fees, consulting fees, filing fees and professional fees.

Professional fees were $86,709 for the six month period ended June 30, 2008 compared to $51,000 for the six month period ended June 30, 2007. The increase in professional fees was due to an increase in overall activity. Consulting fees were $39,835 for the six month period ended June 30, 2008 compared to $NIL for the six month period ended

June 30, 2007. The increase in consulting fees was due to an increase in overall activity. Filing fees were $2,962 for the six month period ended June 30, 2008 compared to $NIL for the six month period ended June 30, 2007. The increase in filing fees was due to a general increase in activity.

Our net loss for the six month period ended June 30, 2008 was $156,367 or $(0.01) per share compared to $54,000 or $(0.00) for the six month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2008

As at June 30, 2008, our total assets were $1,212,496 and our current liabilities were $115,128, resulting in working capital of $1,097,368.

As at June 30, 2008, our total liabilities were $115,128 compared to current liabilities of $49,265 as at December 31, 2007, all consisting of current liabilities. The increase in total liabilities at June 30, 2008 compared to the period ended December 31, 2007 was due primarily to an increase in general activity by the company.

Stockholders'equity increased from a deficit of $(49,265) at December 31, 2007 to equity of $1,097,368 at June 30, 2008. This was mainly a result of our private placement sale of 1,300,000 shares of common stock for $1 per share.

For the six month period ended June 30, 2008, net cash used in operating activities was $149,831 compared to net cash used in operating activities of $45,000 for the six month period ended June 30, 2007. Net cash used in operating activities for the six month period ended June 30, 2008 was comprised of a net loss of $156,367 (2007: $54,000), donated services of $3,000 (2007: $3,000), prepaid expenses of $27,529 (2007: $6,000) and accounts payable and accrued liabilities $31,065 (2007: $NIL).

Net cash flows from financing activities for the six month period ended June 30, 2008 was $1,334,798 compared to net cash flows from financing activities of $NIL for the six month period ended June 30, 2007. The increase in net cash from financing activities for the period ended June 30, 2008 was primarily the result of a private placement completed during the quarter.

Recent Private Placements

On June 27, 2008, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of one year from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share; and (iii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of two years from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share. One third of the shares and all of the warrants issued in this financing are being held in escrow pending completion of additional financing, pursuant to escrow agreements the terms of which are set out in the asset purchase agreement.

Specifically, pursuant to the asset purchase agreement, we undertook to use reasonable efforts to raise an additional amount of $950,000, either through the exercise of warrants issued in connection with the financing or through an alternative financing arrangement, within eight months from the date on which we move into our research facility. Investors in the private placement are required to exercise warrants, on a pro rata basis, in the aggregate amount of at least $950,000 within 30 days after notice is received from our company regarding our achievement of a milestone related to the development of our MAb technology (but no earlier than 90 days following the closing of the asset purchase transaction referenced above), details of which are set out in section 17(b) of the asset purchase agreement filed as an exhibit to our Current Report on Form 8-K filed on July 10, 2008. If, however, an investor defaults on its commitment to exercise the warrants upon our achievement of one of the milestones, all of its warrants held in escrow shall immediately expire and its shares held in escrow will be transferred to our company. If we achieve the milestone referenced above but do not raise the additional $950,000, we will issue an aggregate of 5,000,000 shares of our common stock to Dr. Gonenne and Indigoleaf for no consideration, or pro-rata less if we raise less than $950,000. Further, we will be able to pursue any additional remedies available to us for breach of the commitment to provide the financing. The funds, if any, raised from the additional financing are to be used for the development of our proprietary technology.

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We expect that the initial investment of $1,300,000 together with the anticipated additional financing of $950,000 as discussed above, will suffice to meet our short-term needs over the next twelve month period. We currently estimate that we will require an additional $2,000,000 to 2,500,000 to fund our operations for the subsequent 12 to 24 month period. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors'report on the December 31, 2007 and 2006 financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Development Stage Company

Our company is in the development stage. Since our formation, we have not yet realized any revenues from our planned operations. We are in the business of developing novel diagnostics for the early detection of cancer.

Financial Instruments

The carrying value of our company's financial instruments, consisting of cash, prepaid expenses and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

We have adopted SFAS No. 109 –"Accounting for Income Taxes" SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 –"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, our company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation"and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS

No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, our company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Our company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, we have not granted any stock options or any other share based payments..

Our company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services"("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Our company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our company's future reported financial position or results of operations.

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

Risks Associated with our Business

Our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Development of a product candidate requires substantial technical, financial and human resources. Our potential product candidates may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

  the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

  their failure to receive necessary regulatory approvals;

  the existence of proprietary rights of third parties; or

  the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

Our competitors are developing product candidates which could compete with those we may develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

  are more effective;

  have fewer or less severe adverse side effects;

  are more adaptable to various modes of dosing;

  are easier to store or transport;

  are easier to administer; or

  are less expensive than the product candidates we develop.

Even if we are successful in developing effective products and obtaining FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful product candidates. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, making our products obsolete, or that are marketed before any product candidates we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

Our use of hazardous materials and chemicals require us to comply with regulatory requirements and exposes us to potential liabilities.

Our research and development may involve the controlled use of hazardous materials and chemicals. We are subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

Delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis.

Our business prospects may depend on our ability to complete patient enrolment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our products. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

  slower-than-anticipated access to frozen sera (blood) samples of cancer patients and/or enrollment of volunteers in the trials;

  lower-than-anticipated recruitment of medical centers to participate in the clinical trials;

  serious adverse events related to the products;

  unsatisfactory results of any clinical trial;

  the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; or

  different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our products will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.

In the United States, some of our product candidates will likely be regulated by the FDA as medical devices and others as biological drug products. We cannot predict whether we will obtain regulatory approval for any medical devices or biological drug product candidates pursuant to these provisions. We may fail to obtain approval from the FDA or foreign regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy and quality control requirements. Further, our business is subject to substantial risk because the FDA's current policies may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of our products. We cannot guarantee that the FDA will approve our products on a timely basis or at all.

We may become subject to product liability claims, which could result in damages that exceed our insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with products tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any product we develop causes injury, or if individuals subsequently become infected or otherwise suffer adverse effects from our products. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We cannot be certain that additional insurance coverage, if required, could be obtained on acceptable terms, if at all.

We may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in the biotechnology industry, we may employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Before we can seek regulatory approval of any product candidates, we may need to successfully complete clinical trials, outcomes of which are uncertain.

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

  inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

  delay or failure in obtaining approval of our clinical trial protocols from the FDA or institutional review boards;

  slower than expected rate of obtaining previously stored frozen blood samples from cancer patients and/or patient recruitment and enrollment;

  inability to adequately follow and monitor patients after treatment;

  difficulty in managing multiple clinical sites;

  unforeseen safety issues;

  government or regulatory delays; and

  clinical trial costs that are greater than we currently anticipate.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

The commercialization of our product candidates may not be profitable.

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant sales, marketing, and manufacturing expenses in connection with the commercialization of our product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing, and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

  the cost and timing of developing a commercial scale manufacturing facility or the costs of outsourcing our manufacturing;

  the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

  the costs of establishing sales, marketing, and distribution capabilities;

  the effect of competing technological and market developments; and

  the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

Even if we receive regulatory approval for our product candidates, including regulatory approval of a commercial scale manufacturing facility, we may not ever receive significant revenues from our product candidates. To the extent that we are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

Our business could suffer if we cannot attract, retain and motivate skilled personnel.

Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, including our current executive officers and other key employees. If such executive officers or other key employees were to leave and we were unable to obtain adequate replacements, our operating results could be adversely affected. In addition, our growth depends on our ability to attract, retain and motivate skilled employees, and on the ability of our officers and key employees to manage growth successfully.

Risks Related to our Common Stock

We have a history of losses and no revenues, which raises substantial doubt about our ability to continue as a going concern.

From incorporation to June 30, 2008, we have incurred aggregate net losses of $266,632 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of technology development, the demand for our products, the level of competition and general economic conditions.

Our company's operations will be subject to all risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of any significant operating history. No assurance can be given that we will be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful development of our technology into commercial products, which is itself subject to numerous risk factors described herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable sustainable level of sales, and/or additional products are developed and commercially released and sales of such products enable us to operate in a profitable manner.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 1,500,000,000 shares of common stock, of which 60,348,000 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock"to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors" The term "accredited investor"refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock"rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgments and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons'assets are located outside of the United States. As a result, it may be difficult for investors to enforce any judgments obtained against our officers or directors within the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as reported by us on a Current Report on Form 8-K, we did not sell any equity securities which were not registered under the Securities Act during the three month period ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007)

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10- QSB/A filed on November 23, 2007)

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008)

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)

10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Martin Bajic

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Martin Bajic

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2008

MABCURE INC.

/s/ Dr.Amnon Gonenne
Dr.Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Executive Officer)
August 12, 2008

/s/ Martin Bajic
Martin Bajic
Chief Financial Officer
(who also performs as Principal Financial and Executive Officer and Principal Accounting
Officer)
August 12, 2008