Form 10-Q
period 2008-09-30
MABCURE INC.
filed 2008-11-19
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2008, there were 60,348,000 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2008, include all adjustments necessary in order to ensure that the interim financial statements are not misleading. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

MABCURE, INC.
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS

	2008	2007
Current Assets:
Cash and cash equivalents	$1,070,034	$-
Prepaid expenses	21,253	-
Total current assets	1,091,287	-
Property and Equipment:
Property and equipment	7,684	-
Website development costs	3,640	-
	11,324	-
Less - Accumulated depreciation and amortization	(542)	-
Net property and equipment	10,782	-
Other Assets:
Intellectual property	18,485,286	-
Deferred compensation	4,621,322
Deposits and other	2,330	-
Total other assets	23,108,938	-
Total Assets	$24,211,007	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$106,894	$4,000
Due to related parties - Directors and officers	13,338	-
Loan payable	58,258	45,265
Total current liabilities	178,490	49,265
Total liabilities	178,490	49,265
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 1,500,000,000 shares
authorized; 60,348,000 and 27,000,000 shares issued and outstanding	60,348	27,000
Additional paid-in capital	24,397,260	24,000
Donated capital	13,000	10,000
(Deficit) accumulated during the development stage	(438,091)	(110,265)
Total stockholders' equity (deficit)	24,032,517	(49,265)
Total Liabilities and Stockholders' Equity (Deficit)	$24,211,007	$-

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(FORMERLY SMARTED HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

					Cumulative
	Three Months Ended September 30,		Nine Months Ended September 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	-
Expenses:
General and administrative:
Professional fees	29,226	13,067	124,127	64,067	224,392
Salaries and wages	85,140	-	85,140	-	85,140
Management and consulting	3,626	1,500	49,625	4,500	59,625
Travel	15,203	-	35,636	-	35,636
Marketing and public relations	3,756	-	10,233	-	10,233
Meals and entertainment	5,294	-	7,648	-	7,648
Insurance	6,226	-	7,038	-	7,038
Office	2,473	-	3,527	-	3,527
Employee housing	2,871	-	2,871	-	2,871
Bank and other charges	1,166	-	2,534	-	2,534
Depreciation and amortization	440	-	542	-	542
Total general and administrative expenses	155,421	14,567	328,921	68,567	439,186
(Loss) from Operations	(155,421)	(14,567)	(328,921)	(68,567)	(439,186)
Other Income (Expense)	1,095	-	1,095	-	1,095
(Loss) before Income Taxes	(154,326)	(14,567)	(327,826)	(68,567)	(438,091)
Provision for income taxes	-	-	-	-	-
Net (Loss)	(154,326)	(14,567)	(327,826)	(68,567)	(438,091)
(Loss) Per Common Share:
(loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	58,257,913	27,000,000	37,514,336	27,000,000

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE PERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Donated	Development
Description	Shares	Amount	Capital	Services	Stage	Totals
Balance - May 8, 2006	-	$-	$-	$-	$-	$-
Common stock issued for cash	2,550,000	2,550	48,450	-	-	51,000
Donated services	-	-	-	4,000	-	4,000
Net (loss) for the period	-	-	-	-	(4,000)	(4,000)
Balance - December 31, 2006	2,550,000	2,550	48,450	4,000	(4,000)	51,000
Donated services	-	-	-	6,000	-	6,000
Forward stock split	48,450,000	48,450	(48,450)	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-		-
Net (loss) for the period	-	-	-	-	(106,265)	(106,265)
Balance - December 31, 2007	27,000,000	27,000	24,000	10,000	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	3,000
Common stock issued for
cash at $1.00 per share, June 27, 2008	1,300,000	1,300	1,298,700	-	-	1,300,000
Common stock issued for
officer's compensation, July 7, 2008	6,409,600	6,410	4,614,912	-	-	4,621,322
Common stock issued for
purchase of intellectual property, July 7, 2008	25,638,400	25,638	18,459,648	-	-	18,485,286
Net (loss) for the period	-	-	-	-	(327,826)	(327,826)
Balance - September 30, 2008	60,348,000	$60,348	$24,397,260	$13,000	$(438,091)	$24,032,517

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(FORMERLY SMARTED HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Cumulative
	Nine Months Ended September 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(327,826)	$(68,567)	(438,091)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	542	-	542
Donated services	3,000	4,500	13,000
Changes in net assets and liabilities-
Prepaid expenses and deposits	(23,583)	6,000	(23,583)
Accounts payable and accrued liabilities	102,894	13,067	106,894
Net Cash (Used in) Operating Activities	(244,973)	(45,000)	(341,238)
Investing Activities:
Purchases of property and equipment	(11,324)	-	(11,324)
Net Cash (Used in) Investing Activities	(11,324)	-	(11,324)
Financing Activities:
Loan payable	12,993	-	58,258
Due to related parties - Directors and officers	13,338	-	13,338
Issuance of common stock for cash	1,300,000	-	1,351,000
Net Cash Provided by Financing Activities	1,326,331	-	1,422,596
Net Increase in Cash	1,070,034	(45,000)	1,070,034
Cash - Beginning of Period	-	45,000	-
Cash - End of Period	$1,070,034	$-	$1,070,034

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On July 7, 2008, MabCure issued 25,638,400 (post forward stock split) shares of common stock for intellectual property valued at $18,485,286 pursuant to an asset purchase agreement dated January 10, 2008.
On July 7, 2008, MabCure issued 6,409,600 (post forward stock split) shares of common stock for intellectual property valued at $4,621,322 pursuant to an asset purchase agreement dated January 10, 2008.

The accompanying notes are an integral part of these financial statements.

MABCURE, INC.
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

MabCure, Inc. (“MabCure” or the “Company”) was incorporated in the State of Nevada on May 8, 2006, under the name of Smartec Holdings, Inc. The Company originally was in the business of developing a detergent for removing pesticides from fruits and vegetables. Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure viability and solvency. On January 22, 2008, the Company changed its name to MabCure, Inc. to better reflect its new business plan. On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. In consideration for the purchase of Indigoleaf’s proprietary technology, the Company agreed to issue 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf, and, in consideration for the services Dr. Gonenne agreed to provide to the Company, the Company agreed to issue 6,409,600 (post forward stock split) shares of its common stock to Dr. Gonenne. Refer to Note 2 entitled, “Purchase of Intellectual Property and Stock Issuance to Employee” for further details.

The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying interim financial statements have been prepared by MabCure without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying financial statements have also been prepared assuming the Company will continue as a going concern. As of September 30, 2008, the Company had not yet achieved profitable operations and had an accumulated deficit since inception of $438,091. MabCure’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations, and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

On November 26, 2007, the Company implemented a 20-for-1 forward stock split of its authorized, issued and outstanding common stock. As a result, the authorized capital of the Company increased from 75,000,000 shares of common stock with a par value of $0.001, to 1,500,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 2,550,000 shares of common stock to 51,000,000 shares of common stock.

On June 27, 2008, pursuant to the asset purchase agreement, the Company closed a private placement consisting of 1,300,000 units of MabCure’s securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share.

Unaudited Interim Financial Statements

The interim financial statements of MabCure as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and nine-month periods then ended. The balance sheet as of December 31, 2007, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the three-month and nine-month periods ended September 30, 2008, and 2007, are not necessarily indicative of operating results of the full year ending December 31, 2008.

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not realized any revenues from its planned operations. The Company originally was in the business of developing a detergent for removing pesticides from fruits and vegetables. Currently, the Company is in the business of developing and commercializing its proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and 2007, and revenues and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Cash and cash equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight line method of depreciation. The estimated useful lives for significant property and equipment categories are as follows:

Computers and peripherals	3 years
Computer software	3 years
Furniture and fixtures	5-10 years

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from developing and commercializing its proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. Revenues will be recognized for financial reporting purposes when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force ("EITF") No. 00-02, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying statements of operations.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded to date.

2.	PURCHASE OF INTELLECTUAL PROPERTY AND STOCK ISSUANCE TO EMPLOYEE

On January 10, 2008, the Company entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. In consideration for the purchase of Indigoleaf’s proprietary technology, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf, and, in consideration for the services Dr. Gonenne agreed to provide to the Company, the Company issued 6,409,600 (post forward stock split) shares of its common stock to Dr. Gonenne.

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying balance sheet as of September 30, 2008. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with SFAS No. 142, the Company will, on a periodic basis, reevaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

In consideration for services Dr. Gonenne agreed to provide to the Company, the Company issued 6,409,600 (post forward stock split) shares of its common stock to Dr. Gonenne on July 7, 2008. The value of the shares issued was calculated using the fair market value of the Company’s stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $4,621,322 for the 6,409,600 (post forward stock split) shares issued to Dr. Gonenne. This amount was recorded as deferred compensation in the accompanying balance sheet as of September 30, 2008, and was originally meant to be amortized over 18 months which is the aggregate period the shares will remain in escrow. However, subsequent to September 30, 2008, the Company and Dr. Gonenne entered into a renegotiation of the restrictions and other conditions relating to the shares of common stock issued to Dr. Gonenne on July 7, 2008, including the terms of the escrow arrangement. Part of the renegotiation includes further restricting the stock issued to Dr. Gonenne, including a possible lengthening of the escrow period. Due to this renegotiation, the Company has delayed amortizing the deferred compensation until such time as the terms of the renegotiation are finalized (see Note 8 entitled, “Commitments and Contingencies” below).

3.	LOAN PAYABLE

As of September 30, 2008, the Company had $58,258 of short-term loan payable outstanding. This loan was provided to the Company by an unrelated third-party in the form of payment on behalf of the Company for professional fees incurred by the

Company. The loan is non-interest bearing and has no due date; however, the Company has recorded the loan as short-term as it plans to pay the loan in full within the coming year.

4.	INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007 was as follows (using a 15.0 percent effective Federal income tax rate):

	2008	2007
Current Tax Provision:
Foreign-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Foreign-
Loss carryforwards	$(49,174)	$(10,285)
Change in valuation allowance	49,174	10,285
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2008, and 2007 as follows:

	2008	2007
Loss carryforwards	$(65,714)	$(10,885)
Less - Valuation allowance	65,714	10,885
Total net deferred tax assets	$-	$-

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $438,091 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

5.	COMMON STOCK

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock. All common stock shares are of the same class, are voting, and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

On December 20, 2006, the Company issued 51,000,000 (post forward stock split) shares of common stock at a price of $0.001 per share for total proceeds of $51,000.

On November 26, 2007, the Company implemented a 20-for-1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 2,550,000 shares of common stock to 51,000,000 shares of common stock.

On December 11, 2007, 24,000,000 (post forward stock split) shares were returned to treasury and retired.

On June 27, 2008, the Company issued 1,300,000 (post forward stock split) shares of common stock at a price of $1.00 per share for total proceeds of $1,300,000. In addition to the common stock, the Company issued non-transferable stock purchase warrants entitling the holder to purchase one share of common stock as detailed in the table below:

Number of warrants	Expiration date	Exercise price
1,300,000	June 27, 2009	$1.25
1,300,000	June 27, 2010	$1.25

On July 7, 2008, the Company issued 25,638,400 (post forward stock split) shares of common stock to Indigoleaf Associates Ltd, and 6,409,600 (post forward stock split) shares of common stock to Dr. Amnon Gonenne, pursuant to the asset purchase agreement discussed in Note 2, entitled, “Purchase of Intellectual Property and Stock Issuance to Employee.”

6.	DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its Directors for management fees, valued at $500 per month. As of June 30, 2008, the total value of donated services was $13,000, recorded under the “Stockholders’ equity (deficit)” section of the Balance Sheet.

Beginning July 1, 2008, the Company no longer recorded donated services of Directors. Services performed by Company directors will be paid for by the use of cash resources, and expensed as incurred.

7.	RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company owed to multiple Directors and officers of the Company $13,338 for various working capital loans received by the Company through September 30, 2008. The loans are unsecured, non-interest bearing, and have no terms for repayment.

8.	COMMITMENTS AND CONTINGENCIES

Effective July 7, 2008, the Company entered into an employment agreement with Dr Amnon Gonenne, its Chief Executive Officer. The initial annual base salary is $168,000, with an annual review by the Board of Directors. The agreement also includes provisions for benefits and an annual performance bonus. The term of employment shall continue for so long as the executive is employed by the Company, subject to termination as provided in the agreement.

Effective July 7, 2008, the Company entered into an employment agreement with Dr. Elisha Orr, its Chief Scientific Officer. The initial annual base salary is $140,000, with an annual review by the Board of Directors. The agreement also includes provisions for benefits and an annual performance bonus. The term of employment shall continue for so long as the executive is employed by the Company, subject to termination as provided in the agreement.

9.	SUBSEQUENT EVENTS

On October 30, 2008, the Company established, MabCure, N.V., a wholly owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure N.V. will be eligible to apply for research grants from the Flemish Government.

Effective November 7, 2008, the Company entered into an employment agreement with Mr. Ron Kalfus, its Chief Financial Officer. The initial annual base salary is $96,000, with an annual review by the Board of Directors. The agreement also includes provisions for benefits. The term of employment shall continue for so long as the executive is employed by the Company, subject to termination as provided in the agreement.

As of November 18, 2008, the Company and Dr. Gonenne are in the process of renegotiating the restrictions and other conditions relating to the shares of common stock issued to Dr. Gonenne in connection with the asset purchase agreement, including the terms of the escrow arrangement. Dr. Gonenne has agreed, pending conclusion of the negotiations, to place all of the shares of common stock issued to him in connection with the asset purchase agreement in escrow. Part of the renegotiation includes an extension of the escrow arrangement to include all of the shares issued to Dr. Gonenne in connection with the asset purchase agreement, a possible lengthening of the vesting period and further restrictions and milestones relating to any future release of such shares from the escrow arrangement. Upon conclusion of the negotiations, all relevant agreements between the Company and Dr. Gonenne will be amended accordingly.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. Company management is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  Disclosure of information about credit-risk-related contingent features; and

  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. Company management does not expect the adoption of this pronouncement to have a material impact on its financial statements

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. Company management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following: our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues; we face competition from several companies with greater financial, personnel and research and development resources than ours; delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis; biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving; we may become subject to product liability claims, which could result in damages that exceed our insurance coverage; we may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers; the commercialization of our product candidates may not be profitable; Our business could suffer if we cannot attract, retain and motivate skilled personnel and general economic conditions. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC on August 13, 2008.

EXECUTIVE OVERVIEW

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

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the knowhow, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. In consideration for the purchase of Indigoleaf’s proprietary technology, we agreed to issue 25,638,400 shares of our common stock to Indigoleaf, and, in consideration for the services Dr. Gonenne agreed to provide us, we agreed to issue 6,409,600 shares of our common stock to Dr. Gonenne.

Recent Developments

On October 30, 2008, we established, MabCure, N.V., a wholly-owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

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
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs. The first antigens to be studied will be the melanoma-specific cancer markers through the application of our anti-melanoma MAbs; and

  explore the utility of our cancer-specific MAbs for the visualization in vivo of tumors that have metastasized.
  hire two scientists for our Belgian subsidiary to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2008 and September 30, 2007

We did not generate any revenues for the three-month periods ended September 30, 2008 and 2007. Our operating activities during these periods consisted primarily of developing our business plan and developing our pesticide removal detergent.

General and administrative expenses were $155,421 for the three-month period ended September 30, 2008, compared to $14,567 for the three-month period ended September 30, 2007. The increase in general and administrative expenses was due to a general increase in activity level. General and administrative expenses generally include salaries, consulting fees, filing fees and professional fees primarily consist of payroll expenses, professional fees, and travel expenses.

Payroll expense was $85,140 for the three-month period ended September 30, 2008, compared to $0 for the three-month period ended September 30, 2007. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $29,226 for the three-month period ended September 30, 2008, compared to $13,067 for the three-month period ended September 30, 2007. The increase in professional fees was due to an increase in overall activity. Travel expenses were $15,203 for the three-month period ended September 30, 2008, compared to $0 for the three-month period ended September 30, 2007. The increase in travel expenses was due to an increase in activity by the Company.

Our net loss for the three-month period ended September 30, 2008, was $154,326 or $0.00 per share compared to $14,567 or $0.00 for the three-month period ended September 30, 2007. The weighted average number of shares outstanding was 58,257,913 at September 30, 2008 compared to 27,000,000 (post forward stock split) at September 30, 2007.

For the nine-month period ended September 30, 2008 and September 30, 2007

We did not generate any revenues for the nine-month periods ended September 30, 2008, and 2007. Our operating activities during these periods consisted primarily of developing our business plan, for the period ended September 30, 2008, and developing our pesticide removal detergent, for the period ended September 30, 2007.

General and administrative expenses were $328,921 for the nine-month period ended September 30, 2008, compared to $68,567 for the nine-month period ended September 30, 2007. The increase in general and administrative expenses was due to the increase in overall activity. General and administrative expenses primarily consist of payroll expenses, professional fees, management and consulting, and travel expenses.

Payroll expense was $85,140 for the nine-month period ended September 30, 2008, compared to $0 for the nine-month period ended September 30, 2007. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $124,127 for the nine-month period ended September 30, 2008, compared to $64,067 for the nine-month period ended September 30, 2007. The increase in professional fees was due to an increase in overall activity. Management and consulting fees were $49,625 for the nine-month period ended September 30, 2008, compared to $4,500 for the nine-month period ended September 30, 2007. The increase in management and consulting fees was due to an increase in overall activity. Travel expenses were $35,636 for the nine-month period ended September 30, 2008, compared to $0 for the nine-month period ended September 30, 2007. The increase in travel expenses was due to an increase in overall activity

Our net loss for the nine-month period ended September 30, 2008 was $327,826 or $0.01per share compared to $68,567 or $0.00 for the nine-month period ended September 30, 2007.

The weighted average number of shares outstanding was 37,514,336 at September 30, 2008, compared to 27,000,000 (post forward stock split) at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008

As of September 30, 2008, our current assets were $1,091,287 and our current liabilities were $178,490, resulting in working capital of $912,797.

As of September 30, 2008, our total liabilities were $178,490 compared to total liabilities of $49,265 as of December 31, 2007, all consisting of current liabilities. The increase in total liabilities at September 30, 2008 compared to the period ended December 31, 2007 was due primarily to an increase in general activity by the Company.

Stockholders’ equity (deficit) increased from a deficit of $49,265 at December 31, 2007, to equity of $24,032,517 at September 30, 2008. This was mainly a result of our recent asset purchase agreement, whereby we acquired intellectual property in return for the issuance of stock, as well as issued stock to Dr. Amnon Gonenne in return for services to be performed by him. Refer to the section entitled, “Purchase of intellectual property” below for further details. In addition, the increase in stockholders’ equity (deficit) was also a result of a private placement sale of 1,300,000 shares of common stock for $1 per share. Refer to the section entitled, “Recent Private Placement” below for further details.

For the nine-month period ended September 30, 2008, net cash used in operating activities was $244,973 compared to net cash used in operating activities of $45,000 for the nine-month period ended September 30, 2007. Net cash used in operating activities for the nine-month period ended September 30, 2008, was comprised of a net loss of $327,826 (2007: $68,567), donated services and depreciation and amortization of $3,542 (2007: $4,500), prepaid expenses and other current assets of $(23,583) (2007: $6,000) and accounts payable and accrued liabilities $102,894 (2007: $13,067).

For the nine-month period ended September 30, 2008, net cash used in investing activities was $11,324 compared to net cash used in investing activities of $0 for the nine-month period ended September 30, 2007. The increase in net cash used in investing activities for the period ended September 30, 2008, was mainly the result of the Company’s purchase of equipment.

Net cash flows from financing activities for the nine-month period ended September 30, 2008, was $1,326,331 compared to net cash flows from financing activities of $0 for the nine-month period ended September 30, 2007. The increase in net cash from financing activities for the period ended September 30, 2008, was the result of a private placement completed during our second quarter as outlined in the section below entitled, “Recent Private Placements”.

Recent Private Placements

On June 27, 2008, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of (i) one common share, (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one common share for a period of one year from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one common share for a period of two years from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share. One third of the shares and all of the warrants issued in this financing are being held in escrow pending completion of additional financing, pursuant to escrow agreements the terms of which are set out in the asset purchase agreement.

Specifically, pursuant to the asset purchase agreement, we undertook to use reasonable efforts to raise an additional amount of $950,000, either through the exercise of warrants issued in connection with the financing or through an alternative financing arrangement, within eight months from the date on which we move into our research facility. Investors in the private placement are required to exercise warrants, on a pro rata basis, in the aggregate amount of at least $950,000 within 30 days after notice is received from the Company regarding our achievement of a milestone related to the development of our MAb technology (but no earlier than 90 days following the closing of the asset purchase transaction referenced above), details of which are set out in section 17(b) of the asset purchase agreement filed as an exhibit to our Current Report on Form 8-K filed on July 10, 2008. If, however, an investor defaults on its commitment to exercise the warrants upon our achievement of one of the milestones, all of its warrants held in escrow shall immediately expire and its shares held in escrow will be transferred to the Company. If we achieve the milestone referenced above but do not raise the additional $950,000, we will issue up to an aggregate of 5,000,000 shares of our common stock to Dr. Gonenne and Indigoleaf for no consideration. Further, we will be able to pursue any additional remedies available to us for breach of the commitment to provide the financing. The funds, if any, raised from the additional financing are to be used for the development of our proprietary technology.

Purchase of Intellectual Property and Stock Issuance to Employee

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the knowhow, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. In consideration for the purchase of Indigoleaf’s proprietary technology, we issued 25,638,400 (post forward stock split) shares of our common stock to Indigoleaf, and, in consideration for the services Dr. Gonenne agreed to provide to us, we issued 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne.

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued to Indigoleaf and was recorded as an intangible asset, “intellectual property” in the accompanying balance sheet as of September 30, 2008. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and have recorded no amortization expense. In accordance with SFAS No. 142, we will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

In consideration for services Dr. Gonenne agreed to provide to us, we issued 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne on July 7, 2008. The value of the shares issued was calculated using the fair market value of the Company’s stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $4,621,322 for the 6,409,600 (post forward stock split) shares issued to Dr. Gonenne. This amount was recorded as deferred compensation in the accompanying balance sheet as of September 30, 2008, and was originally meant to be amortized over 18 months which is the aggregate period the shares will remain in escrow. However, subsequent to September 30, 2008, we entered into a renegotiation with Dr. Gonenne of the restrictions and other conditions relating to the shares of common stock issued to Dr. Gonenne on July 7, 2008, including the terms of the escrow arrangement. Part of the renegotiation includes further restricting the stock issued to Dr. Gonenne, including an extension of the escrow arrangement to include all of the shares issued to Dr. Gonenne in connection with the asset purchase agreement, a possible lengthening of the vesting period and further restrictions and milestones relating to any future release of such shares from the escrow arrangement. Due to this renegotiation, we have delayed amortizing the deferred compensation until such time as the terms of the renegotiation are finalized.

Going Concern

The audited financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2007, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We expect that the initial investment of $1,300,000 together with the anticipated additional financing of $950,000 as discussed above will suffice to meet our short-term needs over the next twelve month period. We currently estimate that we will require an additional $1,000,000 to $3,000,000 to fund our operations for the subsequent 12 to 24 month period. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph contained in our independent auditors’ report on the December 31, 2007 and 2006 financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. We established a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 to the Financial Statements entitled “Recent Accounting Pronouncements” included in this quarterly report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

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

As of September 30, 2008, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as reported by us on a Current Report on Form 8-K, we did not sell any equity securities which were not registered under the Securities Act during the three-month period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)
3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007)
3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007)
3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008)
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007)
10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)
10.9*	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2008

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the
Principal Executive Officer)
November 19, 2008

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial and Executive Officer and Principal Accounting Officer)
November 19, 2008