Form 10-K
period 2008-12-31
MABCURE INC.
filed 2009-04-10
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ________________

Commission file number 333-141131

MABCURE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4907813
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

De Schiervellaan 3/B1
Hasselt, Belgium	3500
(Address of principal executive offices)	(Zip Code)

+32 (487) 425303
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 31, 2009 was approximately $29,149,000 based upon 28,300,000 shares held by non-affiliates and a closing market price of $1.03 per share on June 30, 2008.

As of March 31, 2009, there were 60,348,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

  risks related to our ability to continue as a going concern;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
  risks related to receiving approvals from the United States Food and Drug Administration (the “FDA”) to market our products;
  risks related to our ability to successfully develop our technology into commercial products, risks related to our ability to successfully prosecute and protect our intellectual property;
  risks related to environmental regulation and liability;
  risks related to tax assessments; and
  other risks and uncertainties related to our prospects, properties and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "MabCure," and “Issuer” mean MabCure, Inc., and its consolidated subsidiaries, unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Formation and year of organization

We were incorporated on May 8, 2006, in the State of Nevada under the name “Smartec Holdings, Inc.” Our authorized capital at formation consisted of 75,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.001 per Common Share.

On November 26, 2007, we effected a forward stock split on a twenty-to-one basis to increase our authorized capital from 75,000,000 Common Shares with a par value of $0.001 per Common Share to 1,500,000,000 Common Shares with a par value of $0.001 per Common Share.

On January 22, 2008, we changed our name from “Smartec Holdings, Inc.” to “MabCure, Inc.” following the merger with our wholly owned subsidiary, MabCure, Inc.

Our principal executive offices are located in Belgium at the following address: De Schiervellaan 3/B1, 3500 Hasselt, Belgium. Our telephone number is +32 (487) 425303.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “MBCI.” On March 31, 2009, the closing price for our Common Shares as reported on the OTCBB was $0.50.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we agreed to issue 25,638,400 (post forward stock split) shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and we agreed to issue 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne, in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009, amendment.

On June 27, 2008, pursuant to the asset purchase agreement, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share.

On October 30, 2008, we established, MabCure, N.V., a wholly owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

On April 2, 2009, we entered into an amendment to the January 10, 2008 asset purchase agreement, pursuant to which the parties corrected the asset purchase agreement to reflect the original intention of the parties that the 6,409,600 shares of our common stock that had been issued to Dr. Gonenne had been issued to Dr. Gonenne as founders shares in consideration for his being one of the founders of our cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of our common stock, are subject to a lapsing repurchase right that may be exercised by us in the event Dr. Gonenne’s employment agreement with us is terminated within 18 months of July 7, 2008. The 4,807,200 shares of our common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval Dr. Gonenne continues to be retained by us pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

Business of Issuer

Principal Products and Markets

We are a development stage company originally in the business of developing a detergent for removing pesticides from fruits and vegetables. Because we were unsuccessful in implementing our business plan, we considered various alternatives to ensure viability and solvency. We are currently in the business of developing and commercializing our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

We entered the business of “early detection of cancer” through an asset purchase agreement dated January 10, 2008, with Indigoleaf and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008.

Distribution Methods of the Products

At present, we are conducting research and development using our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. As such, our products are currently not ready for distribution.

Status of any Publicly Announced New Product

At present, we have not publicly announced any new products but we intend to continue with the research and development of our technology.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We are not aware of any FDA-approved blood tests which compete with our two leading Monoclonal Antibody (“MAb") products for the diagnosis of ovarian and prostate cancers or with our planned MAbs for colorectal and breast cancers.

There may be companies attempting to develop genomics (DNA-based) or proteomics (protein-pattern based) diagnostic tests for cancer. We believe that these statistical-pattern-based tests are inherently susceptible to errors, are time consuming, need technical expertise for both performance and analyses, and are relatively expensive. Hence, our anti-ovarian cancer test may have a clear advantage since it is expected to be highly specific, fast, and simple, and should be competitive in price.

Sources and Availability of Raw Materials and the Names of Our Principal Suppliers

We are currently in the research and development stage, and thus have no suppliers of raw materials. As we conduct our research and development, we use blood samples that contain various types of cancers at various stages of the cancer’s evolvement. We obtain these blood samples from hospitals and research institutions throughout Europe and the Far East. We rely on these blood samples in order to effectively conduct our research. Should we be unable to obtain blood samples that contain the specific cancer we are researching, it may cause a delay in our research.

Dependence on one or a few Major Customers

At present, we are conducting research and development and, as such, have no customers. We will likely plan and initiate sales strategies once our product is fully developed.

Intellectual Property

At present, we do not own, either legally or beneficially, any patents, registered trademarks, licenses, franchises, or concessions.

During 2008, we acquired a proprietary platform technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers. This technology is based on an improvement of the non-proprietary, classic hybridoma technology for the production of antibodies in animals. Using our proprietary technology, we are able to generate highly specific monoclonal antibodies (MAbs). While the technology is novel and patentable, we have as of yet not filed any patents relating to the technology. In addition, enforcing patent protection may be difficult since the products (MAbs) created by the technology have no "finger prints" that could link them to our technology. The protocols of our technology are known to our Chief Executive Officer and our Chief Scientific Officer. In addition, the data is encrypted and kept on CDs which have been placed in a safe deposit box at a bank.

We plan to file for patents in the near future for cancer-specific antibodies and newly discovered antigens (i.e. novel cancer markers).

Refer to Note 3 of the Consolidated Financial Statements entitled, “Purchase of Intellectual Property and Stock Issuance to Founder” for further discussion on the purchase of our proprietary technology.

Governmental Approval

We are subject to the laws and regulations of those jurisdictions in which we plan to license our technology. In the United States, we will be required to obtain regulatory approval for our products from the Food and Drug Administration (FDA), and in Europe we will be required to obtain the “Conformité Européene” (CE mark).

Effect of Existing or Probable Governmental Regulations on the Business

Our research and development activities and the manufacturing and marketing of our proposed MAb products are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our products are ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish the safety and efficacy of the types of products and technologies our Company is currently developing. Governments in other countries have similar requirements for testing and marketing.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed MAb products and in our ongoing research and development activities.

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of related products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors, or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

Research and Development Expenditures

During the fiscal years ended December 31, 2008 and 2007, we have incurred $3,806 and $0, respectively, in research and development expenditures, which included transportation of laboratory equipment to our labs in Hasselt, Belgium.

Employees

As of December 31, 2008, we had three employees on a full-time basis; Dr. Amnon Gonenne, our President and Chief Executive Officer; Dr. Elisha Orr, our Chief Scientific Officer; and Mr. Ron Kalfus, our Chief Financial Officer.

Risk Factors related to our Business

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on May 8, 2006, and have limited operations. We have not realized any revenues to date. Our products are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2008 is $640,773. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and commercialization of our proposed products. We may fail to generate revenues in the future. Failure to generate revenues will cause us to either change our line of business or to go out of business because we will not have the money to pay our ongoing expenses.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered auditors, Davis Accounting Group P.C., state in their audit report, dated April 3, 2009, included with this Annual Report, that since we are a development stage company, have no established source of revenue, and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

We will, in all likelihood, continue to incur expenses without generating significant revenues into the foreseeable future, at least until we complete development of our products and commence their commercialization. Our only source of funds to date has been the sale of our common stock. Because we cannot ensure that we will be able to generate interest in our products or that we will be able to generate any significant revenues or income, the identification of new sources of equity financing will be difficult. If we are successful in closing on any new financing, existing investors will experience substantial dilution. Our ability to obtain debt financing is also severely impacted by our financial condition, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and our stockholders may lose some or all of their investment in our common stock.

Our inability to complete our product development activities successfully may severely limit our ability to operate and finance operations.

Commercialization of our technology will require significant additional research and development as well as substantial clinical trials. We believe that Europe and the United States will be the principal markets for our technology, although we may elect to expand into other regions. We may not be able to successfully complete development of our technology, or successfully market our technology. Our research and development programs may not be successful. Our technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the necessary regulatory approvals for our technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve any issues delaying commercialization, and we may not be able to raise capital to finance our continued operation during the period required for resolution of these issues.

If we are not able to adequately protect our proprietary technology, our Company will suffer a material adverse effect.

Our ability to compete successfully and achieve any revenue will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. In addition, the departure of any of our management or any significant technical personnel or consultants we hire or retain in the future, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition, and results of operations. We believe our success depends upon the knowledge and experience of our management and our ability to commercialize our existing technology and to develop new technologies.

We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known, or similar technology may be independently developed by competitors. While we believe that we have adequately protected our proprietary technology, and we intend to take all appropriate and reasonable legal measures to protect it in the future, the use of our technology by a competitor could have a material adverse effect on our business, financial condition, and results of operations. In addition, competitors may discover novel uses, develop similar or more marketable technologies, or offer services similar to those offered by our Company at lower prices. If we are unsuccessful in addressing the risks related to protecting our proprietary technology, our business will most likely fail.

We may be subject to intellectual property infringement litigation, which may be time-consuming and costly.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our Company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business, or require us to make changes to our technology.

Clinical trials are expensive, time consuming, and difficult to design and implement, and it is unclear whether the results of such clinical trials will be favorable.

As of the date of this report, we have not commenced clinical trials of our proposed products. Any clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials. We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the end of fiscal 2009. Accordingly, we will require additional funds to conduct clinical trials, obtain the necessary FDA approvals, and market our products. Any delay or failure of, or adverse results from, clinical trials will likely require us to obtain even further funding in order to address such delays or failures, or to refocus our efforts on other product candidates and such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain funding. Similarly, human clinical trials for our products will be expensive and difficult to design and implement in part because they will be subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our proposed products will take at least several years to complete once initiated. Furthermore, we may encounter problems that could cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials.

The results of our clinical trials may not support our product claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims. Even if pre-clinical testing and early clinical trials for a product are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our products are safe for humans or effective for indicated uses. Any such failure would likely cause us to abandon the product and may delay development of other product candidates.

Our products are subject to government regulations and approvals which may delay or prevent the marketing of potential products and impose costly procedures upon our activities

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon pre-clinical and clinical testing, manufacturing and marketing of pharmaceutical and bio-technology products. Lengthy and detailed pre-clinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any product we develop. Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

ITEM 2. PROPERTIES

Our Principal Executive Offices

Our principal executive offices are located at De Schiervellaan 3/B1, 3500 Hasselt, Belgium. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCBB under the symbol “MBCI.” On March 31, 2009, the closing price for our Common Shares as reported on the OTCBB was $0.50.

The high and the low bid prices for our Common Shares are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended December 31, 2008 (no quotes are available for the fiscal year ended December 31, 2007):

For the Fiscal Year Ended December 31, 2008
For the Quarter ended	High	Low
March 31	$1.50	$0.90
June 30	$1.45	$1.00
September 30	$1.10	$1.03
December 31	$1.00	$1.00

Holders of our Common Shares

As of March 31, 2009, there were eight registered stockholders holding 60,348,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2008, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward-Looking Statements” above.

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion for this Annual Report. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Originally, we had been in the business of developing a detergent for removing pesticides from fruits and vegetables. Because we were not successful in implementing our initial business plan, we considered various alternatives to ensure the viability and solvency of our Company.

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we purchased all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and we issued 6,409,600 shares of our common stock to Dr. Gonenne in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

On April 2, 2009, we entered into an amendment to the January 10, 2008 asset purchase agreement, pursuant to which the parties corrected the asset purchase agreement to reflect the original intention of the parties that the 6,409,600 shares of our common stock that had been issued to Dr. Gonenne had been issued to Dr. Gonenne as founders shares in consideration for his being one of the founders of our cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of our common stock, are subject to a lapsing repurchase right that may be exercised by us in the event Dr. Gonenne’s employment agreement with us is terminated within 18 months from July 7, 2008. The 4,807,200 shares of our common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval Dr. Gonenne continues to be retained by us pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

Recent Developments

On October 30, 2008, we established MabCure, N.V., a wholly owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of our proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

Over the next twelve months we plan to:

  initiate our anti-ovarian cancer program with the intention of progressing to a pilot clinical study;
  initiate our anti-prostate cancer program with the objective of leading to a pilot clinical study;
  initiate the anti-breast cancer and colorectal cancer programs, with the objective of creating novel MAbs against these cancers;
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs. The first antigens to be studied will be the melanoma- specific cancer markers through the application of our anti-melanoma MAbs;
  explore the utility of our cancer-specific MAbs for the visualization in vivo of tumors that have metastasized; and
  hire two scientists for our Belgian subsidiary to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

For the year ended December 31, 2008 and December 31, 2007

We had no revenues for the period from May 8, 2006 (date of inception) through December 31, 2008. As of December 31, 2008, we had not commenced our research and development activities with our newly acquired proprietary technology, as we were still in the process of establishing our labs and equipping them with the necessary materials. However, in the first quarter of 2009, we plan to commence conducting research and development using our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $532,158 for the year ended December 31, 2008, compared to $106,265 for the year ended December 31, 2007. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of payroll expenses, professional fees, and travel expenses.

Payroll expense was $186,140 for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $159,572 for the year ended December 31, 2008, compared to $100,265 for the year ended December 31, 2007. The increase in professional fees was due to an increase in overall activity, such as the recent private placement and the purchase of intellectual property from Indigoleaf (refer to sections entitled “Recent Private Placements” and “Purchase of Intellectual Property and Stock Issuance to Founder” for further details of these transactions). Travel expenses were $45,429 for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007. The increase in travel expenses was due to an increase in our activity.

Research and development expense was $3,806 for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007. These costs include transportation of laboratory supplies to our labs in Hasselt, Belgium, in preparation for the commencement of our R&D in the first quarter of 2009.

Our net loss for the year ended December 31, 2008, was $530,508 or $0.01 per share compared to $106,265 or $0.00 per share for the year ended December 31, 2007. The weighted average number of shares outstanding was 43,097,814 for the year ended December 31, 2008, compared to 49,684,932 (post forward stock split) for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008

As of December 31, 2008, our current assets were $838,599 and our current liabilities were $194,869, resulting in working capital of $643,730.

As of December 31, 2008, our total liabilities were $286,475 compared to total liabilities of $49,265 as of December 31, 2007. The increase in total liabilities as of December 31, 2008, compared to the year ended December 31, 2007, was due to an increase in our general activity and capital lease obligations.

Stockholders’ equity (deficit) increased from a deficit of $49,265 as of December 31, 2007, to equity of $19,207,453 as of December 31, 2008. This was mainly a result of our recent asset purchase agreement, whereby we acquired intellectual property in return for the issuance of stock, as well as issued stock to Dr. Amnon Gonenne for his being one of the founders of our cancer therapy and detection business. Refer to the section entitled, “Purchase of Intellectual Property and Stock Issuance to Founder” below for further details. In addition, the increase in stockholders’ equity (deficit) was also a result of a private placement sale of 1,300,000 shares of common stock for $1 per share. Refer to the section entitled, “Recent Private Placements” below for further details.

For the year ended December 31, 2008, net cash used in operating activities was $455,081 compared to net cash used in operating activities of $90,265 for the year ended December 31, 2007. Net cash used in operating activities for the year ended December 31, 2008, was comprised of a net loss of $530,508 (2007: $106,265), donated services, depreciation and amortization, and compensation stock of $13,464 (2007: $6,000), accounts receivable of $(10,574) (2007: $0), prepaid expenses and other current assets of $(20,463) (2007: $6,000), and accounts payable and accrued liabilities $93,000 (2007: $4,000).

For the year ended December 31, 2008, net cash used in investing activities was $170,220 compared to net cash used in investing activities of $0 for the year ended December 31, 2007. The increase in net cash used in investing activities for the period ended December 31, 2008, was mainly the result of our purchase of equipment and vehicles.

Net cash flows from financing activities for the year ended December 31, 2008, was $1,444,210 compared to net cash flows from financing activities of $45,265 for the year ended December 31, 2007. The increase in net cash from financing activities for the period ended December 31, 2008, was the result of a private placement completed during our second quarter as outlined in the section below entitled, “Recent Private Placements.”

Contractual Obligations

Our contractual obligations consist mainly of payments related to capital and operating leases used in the operation of our business as well as short-term debt. The following table summarizes our contractual obligations as of December 31, 2008:

				2014 and
	2009	2010 & 2011	2012 & 2013	thereafter	Total
Operating leases	$34,199	$45,568	$0	$0	$79,767
Capital lease obligations	$31,473	$74,294	$17,312	$0	$123,079
Short-term debt	$58,258	$0	$0	$0	$58,258
Total contractual obligations	$123,930	$119,862	$17,312	$0	$261,104

Recent Private Placements

On June 27, 2008, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of (i) one common share, (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one common share for a period of one year from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one common share for a period of two years from the closing of the asset purchase transaction, at an exercise price of $1.25 per common share. One third of the shares and all of the warrants issued in this financing are being held in escrow pending completion of additional financing, pursuant to escrow agreements, the terms of which are set out in the asset purchase agreement.

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

Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 (post forward stock split) shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and we issued 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne in consideration for his being one of the founders of our cancer therapy and detection business.

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued to Indigoleaf and was recorded as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2008. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and have recorded no amortization expense. In accordance with SFAS No. 142, we will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

We issued 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne on July 7, 2008 in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued to Dr. Gonenne are considered “founders shares” and are therefore valued at par.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We expect that the initial investment of $1,300,000 together with the anticipated additional financing of $950,000, as discussed above, will suffice to meet our short-term needs over the next twelve month period. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of December 31, 2008, and December 31, 2007, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. As of December 31, 2008, we had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded. .

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 to the Consolidated Financial Statements entitled “Recent Accounting Pronouncements” included in this Annual Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2008

To the Board of Directors and Stockholders of
MabCure Inc.:

We have audited the accompanying consolidated balance sheet of MabCure Inc. (a Nevada corporation in the development stage and formerly Smartec Holdings, Inc.) and subsidiary as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from inception (May 8, 2006) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MabCure Inc. and subsidiary as of December 31, 2008, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2008, and for the period from inception (May 8, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008 the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 3, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MabCure Inc.
Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of MabCure Inc., formerly known as Smartec Holdings, Inc., (a development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period then ended, and for the period from inception (May 8, 2006) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MabCure Inc., formerly known as Smartec Holdings Inc., as of December 31, 2007, and the results of its operations and its cash flows for the period then ended, and for the period from inception (May 8, 2006) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
April 8, 2008.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008, AND 2007

ASSETS
	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$811,439	$-
Accounts receivable - Other	10,574	-
Prepaid expenses	16,586	-
Total current assets	838,599	-
Property and Equipment:
Computer and office equipment	3,084	-
Furniture and fixtures	8,198
Equipment and tools	92,974
Vehicles	62,324	-
Website development costs	3,640	-
	170,220	-
Less - Accumulated depreciation and amortization	(4,054)	-
Net property and equipment	166,166	-
Other Assets:
Intellectual property	18,485,286	-
Security deposits	3,877	-
Total other assets	18,489,163	-
Total Assets	$19,493,928	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion of capital lease obligations	$31,473	$-
Loan payable	58,258	45,265
Accounts payable and accrued liabilities	97,000	4,000
Due to related parties - Directors and officers	8,138	-
Total current liabilities	194,869	49,265
Long-Term Debt, less current portion:
Capital lease obligations	91,606	-
Total long-term debt	91,606	-
Total liabilities	286,475	49,265
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 1,500,000,000 shares authorized; 60,348,000 and 27,000,000 shares issued and
outstanding in 2008 and 2007, respectively	60,348	27,000
Additional paid-in capital	19,782,348	24,000
Donated capital	13,000	10,000
Accumulated other comprehensive (loss)	(7,470)	-
(Deficit) accumulated during the development stage	(640,773)	(110,265)
Total stockholders' equity (deficit)	19,207,453	(49,265)
Total Liabilities and Stockholders' Equity (Deficit)	$19,493,928	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2008

	Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Revenues	$-	$-	-
Expenses:
Research and development	3,806	-	3,806
General and administrative-
Professional fees	159,572	100,265	259,837
Salaries and wages	186,140	-	186,140
Management and consulting	55,398	6,000	65,398
Travel	45,429	-	45,429
Insurance	14,080	-	14,080
Bank and other charges	12,996	-	12,996
Employee housing	11,674	-	11,674
Marketing and public relations	11,606	-	11,606
Meals and entertainment	10,491	-	10,491
Office	7,681	-	7,681
Office rent	6,826	-	6,826
Stock-based compensation	6,410	-	6,410
Depreciation and amortization	3,855	-	3,855
Total general and administrative expenses	532,158	106,265	642,423

(Loss) from Operations	(535,964)	(106,265)	(646,229)
Other Income (Expense):
Interest income	5,892	-	5,892
Other income	534	-	534
Interest expense	(970)	-	(970)

Total other income (expense)	5,456	-	5,456
(Loss) before Income Taxes	(530,508)	(106,265)	(640,773)
Provision for income taxes	-	-	-
Net (Loss)	(530,508)	(106,265)	(640,773)
Comprehensive (Loss):
Foreign currency translation adjustment	(7,470)	-	(7,470)
Total Comprehensive (Loss)	$(537,978)	$(106,265)	$(648,243)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,097,814	49,684,932

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2008

						(Deficit)
					Accumulated	Accumulated
			Additional		Other	During the
	Common stock		Paid-in	Donated	Comprehensive	Development
Description	Shares	Amount	Capital	Services	(Loss)	Stage	Totals
Balance - May 8, 2006	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	51,000,000	51,000		-	-	-	51,000
Donated services	-	-	-	4,000	-	-	4,000
Net (loss) for the period	-	-	-	-	-	(4,000)	(4,000)
Balance - December 31, 2006	51,000,000	51,000	-	4,000	-	(4,000)	51,000
Donated services	-	-	-	6,000	-	-	6,000
Return of common stock to Company
for cancellation	(24,000,000)	(24,000)	24,000	-	-	-	-
Net (loss) for the period	-	-	-	-	-	(106,265)	(106,265)
Balance - December 31, 2007	27,000,000	27,000	24,000	10,000	-	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	-	3,000
Common stock issued for cash	1,300,000	1,300	1,298,700	-	-	-	1,300,000
Common stock issued to founder	6,409,600	6,410	-	-	-	-	6,410
Common stock issued for purchase of
intellectual property	25,638,400	25,638	18,459,648	-	-	-	18,485,286
Foreign currency translation adjustment	-	-	-	-	(7,470)	-	(7,470)
Net (loss) for the period	-	-	-	-	-	(530,508)	(530,508)
Balance - December 31, 2008	60,348,000	$60,348	$19,782,348	$13,000	$(7,470)	$(640,773)	$19,207,453

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2008

	Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(530,508)	$(106,265)	(640,773)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	4,054	-	4,054
Donated services	3,000	6,000	13,000
Services paid by the issuance of common stock	6,410	-	6,410
Changes in net assets and liabilities-
Accounts receivable - Other	(10,574)	-	(10,574)
Prepaid expenses and deposits	(20,463)	6,000	(20,463)
Accounts payable and accrued liabilities	93,000	4,000	97,000
Net Cash (Used in) Operating Activities	(455,081)	(90,265)	(551,346)
Investing Activities:
Purchases of property and equipment	(170,220)	-	(170,220)
Net Cash (Used in) Investing Activities	(170,220)	-	(170,220)
Financing Activities:
Proceeds from loan payable	48,048	45,265	93,313
Payments on loan payable	(35,055)	-	(35,055)
Proceeds from capital lease obligations	154,054	-	154,054
Payments of principal on capital lease obligations	(30,975)	-	(30,975)
Proceeds from loans from related parties	52,443	-	52,443
Payments on loans from related parties	(44,305)	-	(44,305)
Issuance of common stock for cash	1,300,000	-	1,351,000
Net Cash Provided by Financing Activities	1,444,210	45,265	1,540,475
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(7,470)	-	(7,470)
Net Increase (Decrease) in Cash and Cash Equivalents	811,439	(45,000)	811,439
Cash and Cash Equivalents - Beginning of Period	-	45,000	-
Cash and Cash Equivalents - End of Period	$811,439	$-	$811,439
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$(970)	$-	$(970)
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On July 7, 2008, MabCure issued 25,638,400 (post forward stock split) shares of common stock for intellectual property valued at $18,485,286 pursuant to an asset purchase agreement dated January 10, 2008, as amended.

On July 7, 2008, MabCure issued 6,409,600 (post forward stock split) shares of common stock to an officer and Director of the Company as a founder valued at $6,410 pursuant to an asset purchase agreement dated January 10, 2008, as amended.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

MabCure Inc. (“MabCure” or the “Company”) was incorporated in the State of Nevada on May 8, 2006, under the name of Smartec Holdings, Inc. The Company originally was in the business of developing a detergent for removing pesticides from fruits and vegetables. Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company. On January 10, 2008, the Company changed its name to MabCure Inc. to better reflect its new business plan. On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and the Company issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

On October 30, 2008, the Company established MabCure, N.V., a wholly owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned Belgian subsidiary, MabCure, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and revenues and expenses for the years ended December 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. The estimated useful lives for significant property and equipment categories are as follows:

Computers and office equipment	3 years
Computer software	3 years
Furniture and Fixtures	5-10 years
Equipment and tools	5 years
Vehicles	5 years

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Foreign Currency Translation

MabCure accounts for the foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The functional currency of the Company’s Belgian subsidiary is the euro. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company’s Belgian subsidiary are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related consolidated statement of operations and comprehensive income (loss).

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to recognize revenues from developing and commercializing its proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. Revenues will be recognized for financial reporting purposes when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2008, the Company had capitalized $3,640 related to website development costs.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, and 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the consolidated financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the consolidated financial statements. As of December 31, 2008, and 2007, the Company had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded from inception through December 31, 2008.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. For the year ended December 31, 2008, the Company issued 6,409,600 shares of common stock to an officer and Director of the Company as a founder valued at $6,410.

Reclassification

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage. The original business plan of the Company was to develop a detergent for removing pesticides from fruits and vegetables. However, the Company has changed its business plan to develop and commercialize its proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

development and commercialization of its proprietary antibody technology for the early detection of cancer or for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer that will generate sufficient revenues to sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, valued at $18,486,286 and, the Company, issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

On April 2, 2009, the Company entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 (post forward stock split) shares of the Company’s common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of the Company’s cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 (post forward stock split) shares of the Company’s common stock, are subject to a lapsing repurchase right that may be exercised by the Company in the event Dr. Gonenne’s employment agreement with the Company is terminated within 18 months from July 7, 2008. The 4,807,200 (post forward stock split) shares of the Company’s common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 post forward stock shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval, Dr. Gonenne continues to be retained by the Company pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying consolidated balance sheet as of December 31, 2008. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with SFAS

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

No. 142, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

(4) Loan Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of December 31, 2008, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $154,054, (2007: $0). Amortization of the capital lease costs is included in depreciation and amortization expense.

Operating Lease

In addition, the Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to the office space for the year ended December 31, 2008 was $6,826 (2007: $0). Lease expense related to employee housing for the year ended December 31, 2008 was $11,674 (2007: $0).

Future noncancellable minimum rental commitments for leases as of December 31, 2008, were as follows:

	Operating	Capital
Year	Leases	Leases
2009	$34,199	$37,636
2010	26,643	40,384
2011	18,925	41,297
2012	-	18,508
2013 and subsequent	-	-
Total	79,767	137,825

Less - Amount representing interest	(14,746)
Present value of net minimum lease payments	123,079
Less - Current portion	(31,473)
Capital lease obligations, less current portion	91,606

Loan Payable:

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of December 31, 2008, and 2007, the amounts due were $58,258 and $45,265, respectively.

(5) Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its Directors for management fees, valued at $500 per month.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

As of June 30, 2008, the total value of donated services was $13,000, recorded under the “Stockholders’ equity (deficit)” section of the consolidated balance sheets.

Beginning July 1, 2008, the Company no longer recorded donated services of Directors. Future services performed by Company Directors will be paid using cash and expensed as incurred.

(6) Common Stock

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable, have one vote per share, and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared. Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On November 26, 2007, the Company implemented a 20-for-1 forward stock split of its authorized, issued, and outstanding common stock. As a result, the authorized capital of the Company increased from 75,000,000 shares of common stock with a par value of $0.001, to 1,500,000,000 shares of common stock with a par value of $0.001. The accompanying consolidated financial statements have been adjusted accordingly to reflect this forward stock split.

On December 20, 2006, the Company issued 51,000,000 (post forward stock split) shares of common stock at a price of $0.001 per share for total proceeds of $51,000.

On December 11, 2007, 24,000,000 (post forward stock split) shares of common stock were returned to the treasury and retired. The par value of the returned shares of $24,000 were reallocated to additional paid-in capital.

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

On July 7, 2008, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf Associates Ltd, and 6,409,600 (post forward stock split) shares of the Company’s common stock to Dr. Amnon Gonenne, following the asset purchase agreement discussed in Note 3, entitled, “Purchase of Intellectual Property and Stock Issuance to Founder.”

(7) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008, and 2007 were as follows (using a 34.0 percent effective Federal income tax rate):

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$180,400	$36,100
Change in valuation allowance	(180,400)	(36,100)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$217,900	$37,500
Less - Valuation allowance	(217,900)	(37,500)
Total net deferred tax assets	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $640,773 (2007: $110,265) that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8) Related Party Transactions

As of December 31, 2008, the Company owed to multiple Directors and officers of the Company a total of $8,138 (2007: $0) for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9) Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of December 31, 2008.

Effective July 7, 2008, the Company entered into an employment agreement with Dr. Amnon Gonenne, its Chief Executive Officer. The initial annual base salary is $168,000, with an annual review by the Board of Directors. The

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

agreement also includes provisions for benefits and an annual performance bonus. The term of employment shall continue for as long as the executive is employed by the Company, subject to termination as provided in the agreement.

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

Effective November 7, 2008, the Company entered into an employment agreement with Mr. Ron Kalfus, its Chief Financial Officer. The initial annual base salary is $96,000, with an annual review by the Board of Directors. The agreement also includes provisions for benefits. The term of employment shall continue for as long as the executive is employed by the Company, subject to termination as provided in the agreement.

(10) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of MabCure is of the opinion that the adoption of this new pronouncement will not have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to:

a)

clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity;

b)	clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income;
c)

consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly;

d)	measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and
e)	provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of MabCure does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of MabCure does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of MabCure does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of MabCure does not expect the adoption of this pronouncement to have material impact on its consolidated financial statements.

(11) Subsequent Events

On March 15, 2009, the Company entered into an agreement with a third party to provide investor and public relations services to the Company. The agreement term is 18 months, during which the Company shall pay the third party $13,500 monthly for services provided. Also, as part of the agreement, the Company shall deliver two warrants to purchase a total of 300,000 shares (post forward stock split) of the Company’s common stock at $1.00 per share purchase price.

On April 2, 2009, the Company entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 (post forward stock split) shares of the Company’s common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of the Company’s cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 (post forward stock split) shares of the Company’s common stock, are subject to a lapsing repurchase right that may be exercised by the Company in the event Dr. Gonenne’s employment agreement with the Company is terminated within 18 months from July 7, 2008. The 4,807,200 (post forward stock split) shares of the Company’s common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 post forward stock shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval, Dr. Gonenne continues to be retained by the Company pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2008, the Company engaged Davis Accounting Group P.C. as its registered independent auditor and terminated Maddox, Unger Silberstein, PLLC (the "Previous Accountants") from that role. The change in accountants was approved by the Board of Directors of the Company and did not result from any disagreements with the Previous Accountants.

In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 2006, and December 31, 2007, and the subsequent interim period, (i) there were no disagreements with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the Previous Accountants' satisfaction, would have caused the Previous Accountants to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) there were no "reportable events," as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The audit report of the Previous Accountants on the financial statements of the Company as of and for the periods ended December 31, 2006, and December 31, 2007, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report on the financial statements of the Company as of December 31, 2007 and for the period of inception to December 31, 2007, contained an uncertainty about the Company's ability to continue as a going concern.

On November 3, 2008, the Company provided the Previous Accountants with its disclosures in the Company’s Current Report on Form 8-K disclosing the dismissal of the Previous Accountants, and the Company requested in writing that the Previous Accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Previous Accountants’ response is filed as an exhibit to the Report on Form 8-K filed on November 3, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this Report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Dr. Amnon Gonenne	64	President, Chief Executive Officer and Director	July 7, 2008
Itshak Zivan	56	Director	July 7, 2008
Dr. Elisha Orr	63	Executive Vice-President and Chief Scientific Officer	July 7, 2008
Ron Kalfus	34	Chief Financial Officer	November 7, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Amnon Gonenne, President, Chief Executive Officer and Director

Dr. Gonenne has more than twenty years experience in the biotechnology field. He has held a number of top executive positions including positions in regulatory affairs, supervision of international clinical trials, serving as Vice-President of Corporate Development for Biotechnology General Corp. in New York and serving as Chief Executive Officer of Immunotherapy Inc., also in New York. He has played a significant role in the successful registration and licensing of several genetically engineered products in the United States, Israel and Japan. Between the years 2000 and 2002, he served as Chief Executive Officer of a venture capital fund, Elscint Biomedical Investment (Israel), which made major investments in Gamida Cell Ltd. (Israel), a leading stem cell company. Since 2002, and prior to joining MabCure, Dr. Gonenne worked as an independent bio-tech consultant for start-up companies.

Dr. Gonenne received his doctorate degree in Biochemistry and Biophysics from Syracuse University and completed his post-doctorate training at the University of California, San Diego Medical School.

Itshak Zivan, Director

Mr. Zivan is the founder, Director and former Chief Executive Officer of Zivtex Ltd. (UK), a position he held from 1992 to 2007. He is a computer engineer with more than twenty years experience in business development and management. He has served as Deputy Managing Director of Pex Ltd. (UK) and member of the Board and managing director of Delta Textiles (Israel).

Mr. Zivan received his Bachelors of Science - Engineering degree in computer science from the Israel Institute of Technology (Technion).

Dr. Elisha Orr, Executive Vice-President and Chief Scientific Officer

Dr. Orr is the developer of the MabCure technology and our novel MAbs. He has been serving as a senior research scientist at the University of Leicester, Department of Genetics, for the past thirty years. He has received awards from several institutions, among them the Wellcome Trust Personal Chair award for five years in 1987, the Royal Society (UK) award for a visiting professorship in Israel in 1994, a European Union award for a visiting professorship in Israel in 1998 and several long and short term awards from the European Molecular Biology Organization (EMBO). Dr. Orr has been a visiting professor at Tel Aviv University since 2006.

Among his scientific accomplishments is the discovery, characterization and cloning of a number of enzymes, proteins and genes (e.g. bacterial DNA gyrase, yeast non-muscle heavy chain myosin and bacterial genes) involved in the production of antibiotics.

Dr. Orr received his Doctorate degree in Microbiology & Molecular Biology from Hadassah Medical School, Jerusalem. He completed his post-doctorate training at the Department of Genetics, Medical School, at the University of Leicester, in the United Kingdom.

Ron Kalfus, Chief Financial Officer

Prior to joining MabCure, Mr. Kalfus held various positions with Toys "R" Us, Inc. from 2003 to 2007, being responsible the company’s financial reporting to the Securities and Exchange Commission and being responsible for the Toys "R" Us division’s annual budget. Prior to joining Toys "R" Us, Inc., Mr. Kalfus worked as an auditor for two large public accounting firms, specializing in audits of medium-sized enterprises as well as public companies.

Mr. Kalfus is a Certified Public Accountant, holds an MSc in Accounting from Fairleigh Dickinson University, and a BBA in Finance from the University of Georgia.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our Directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

At present, we do not have any committees of the Board of Directors.

Code of Ethics

At present, we have not adopted a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we plan to implement such a Code in the near future.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our Directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Shares and other equity securities, on Forms 3, 4 and 5 respectively. Directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our Directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities were complied with.

Audit Committee

We do not presently have a separately constituted audit committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert”. As such, our entire Board of Directors acts as our audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2008 are set out in the summary compensation table below:

  our Chief Executive Officer (Principal Executive Officer);
  our Chief Financial Officer (Principal Financial Officer);
  each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and
  up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne(1)	2008	80,839	0	6,410(6)	0	0	0	0	87,249
Ron Kalfus(2)	2008	37,935	0	0	0	0	0	0	37,935
Dr. Elisha Orr(3)	2008	67,366	0	0(7)	0	0	0	0	67,366
Yapp Moi Lee(4)	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pua Soo Siang(5)	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Notes:

(1)	Dr. Gonenne has been our President, Chief Executive Officer (Principal Executive Officer), and a Director since July 7, 2008.
(2)	Mr. Kalfus has been our Chief Financial Officer (Principal Financial Officer) since November 7, 2008.
(3)	Dr. Orr has been our Chief Scientific Officer since July 7, 2008
(4)

Mr. Lee resigned as President, Treasurer, and Secretary on July 7, 2008, when Dr. Amnon Gonenne was appointed our President, Chief Executive Officer, and Director pursuant to the asset purchase agreement.

(5)	Mr. Siang resigned as Director and Chief Technology Officer on July 7, 2008.
(6)

Dr. Gonenne received founders shares valued at $6,410 pursuant to the January 10, 2008 asset purchase agreement. Please see Item 12 entitled, “Security Ownership of Certain Beneficial Owners and Management” below.

(7)

Indigoleaf Associates Ltd., a company wholly owned by Dr. Orr, received stock valued at $18,485,286 pursuant to the January 10, 2008 asset purchase agreement. Please see Item 12 entitled, “Security Ownership of Certain Beneficial Owners and Management” below.

Employment Contracts and Termination of Employment Agreements

As of July 7, 2008, we entered into an employment agreement with Dr. Amnon Gonenne, pursuant to which Dr. Gonenne serves as our President and Chief Executive Officer. In consideration for his services, we pay him a salary calculated as 120 percent of that paid to Dr. Orr, plus such benefits and bonuses as are set out in his employment agreement. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

As of July 7, 2008, we entered into an employment agreement with Dr. Elisha Orr, pursuant to which Dr. Orr serves as our Executive Vice-President and Chief Scientific Officer. In consideration for his services, we pay him an annual salary of $140,000 per year, plus such benefits and bonuses as are set out in his employment agreement. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

As of November 7, 2008, we entered into an employment agreement with Mr. Ron Kalfus, pursuant to which Mr. Kalfus serves as our Chief Financial Officer. In consideration for his services, we pay him an annual salary of $96,000, plus such benefits as are set out in his employment agreement. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for our Directors and officers; however our Board of Directors may approve any such plan at any time in their discretion, in which case Dr. Gonenne, Dr. Orr, and Mr. Kalfus will participate in such plans. We currently do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or officers, except that we have agreed that each of Dr. Orr and Dr. Gonenne are eligible to receive an annual discretionary bonus and that stock options may be granted at the discretion of our Board in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by the officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, with the exception of a severance payment of one month’s salary for every full year of service. The Company has also undertaken to grant stock options to its employees, and the options to be granted will vest in the event of a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Director Compensation

Our Board of Directors has adopted that each Director of the Company receive: (i) a $4,000 annual payment for services rendered as a Director; (ii) an additional $8,000 annual payment for serving on one or more committees of the Board; and

(iii) reimbursement for any reasonable expenses incurred in the performance of the duties and functions of a Director. During 2008, we paid $4,187 to Directors of the Company and owe an additional $1,333 for the services of our Directors during 2008.

DIRECTOR COMPENSATION TABLE
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne	0	0	0	0	0	0	0
Itshak Zivan	$1,333	0	0	0	0	0	$1,333
Steven Katz	$4,187	0	0	0	0	0	$4,187
Yapp Moi Lee	0	0	0	0	0	0	0
Pua Soo Siang	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Indigoleaf Associates Ltd.(3) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	25,638,400(4)	42.48%
Dr. Amnon Gonenne(5) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	6,409,600(6)	10.62%
Ron Kalfus(7)	N/A	0	0.00%
Directors and Executive Officers as a Group	Common Stock	32,048,000	53.10%

Notes:

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 60,348,000 shares of common stock issued and outstanding as of December 31, 2008.

(3)	Dr. Elisha Orr, our Chief Scientific Officer, is the sole shareholder of Indigoleaf Associates Ltd.

(4)

We issued 25,638,400 restricted Common Shares to Indigoleaf Associates Ltd. pursuant to the asset purchase agreement dated January 10, 2008, subject to escrow and other conditions. All of these shares will be held in escrow for a period of two years from the date of July 7, 2008, and may not be sold, pledged or optioned during this time. At the end of the two-year period, 30 percent of the shares may be released to Indigoleaf without our prior consent. However, 70 percent of Indigoleaf's shares must be held in escrow for an additional year to secure against its intellectual property representations under the asset purchase agreement.

(5)	Dr. Gonenne is our President, Chief Executive Officer, and a Director.

(6)

We issued 6,409,600 restricted Common Shares to Dr. Gonenne pursuant to an asset purchase agreement dated July 7, 2008, as amended on April 2, 2009, of which 4,807,200 shares are subject to a lapsing repurchase right and other conditions. All of the shares will be held in escrow for a period of two years from the date of July 7, 2008, and may not be sold, pledged or optioned during this period. The asset purchase agreement, as amended, and the escrow agreement with Dr. Gonenne further provide that in the event Dr. Gonenne’s employment agreement with us is terminated we have the right to repurchase, for par value, up to 75 percent of the shares issued to Dr. Gonenne, equivalent to 4,807,200 Common Shares, with such right lapsing in connection to 1,602,400 shares of Common Shares every six months, starting July 7, 2008. All of the shares of Dr. Gonenne held in escrow shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008. At the end of the two years, all of Dr. Gonenne's shares then in escrow shall be released to Dr. Gonenne.

(7)	Mr. Kalfus is our Chief Financial Officer.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

  any Director or officer of our Company;

  any proposed Director of officer of our Company;

  any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

  any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, our President, Chief Executive Officer (Principal Executive Officer), and a Director, pursuant to which we purchased all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and, we issued 6,409,600 (post forward stock split) shares of our common stock to Dr. Gonenne in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

As of December 31, 2008, we owed to certain of our Directors and officers $6,608 for various working capital loans received by us through December 31, 2008. The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 2, 2009, we entered into an amendment to the January 10, 2008, asset purchase agreement, pursuant to which the parties corrected the asset purchase agreement to reflect the original intention of the parties that the 6,409,600 shares of our common stock that had been issued to Dr. Gonenne had been issued to Dr. Gonenne as founders shares in consideration for his being one of the founders of our cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of our common stock, are subject to a lapsing repurchase right that may be exercised by us in the event Dr. Gonenne’s employment agreement with us is terminated within 18 months of July 7, 2008. The 4,807,200 shares of our common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval Dr. Gonenne continues to be retained by us pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

Dr. Amnon Gonenne is not an Independent Director of the Company as he is an executive officer. Mr. Itshak Zivan is an Independent Director. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2008(1)	December 31, 2007(2)
Audit Fees	$12,000	$4,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Notes:

(1)	For the year ended December 31, 2008, principal accountants of the Company were as follows:
	a.	From November 3, 2008 until December 31, 2008: Davis Accounting Group P.C.
	b.	From January 1, 2008 until November 3, 2008: Maddox Ungar Silberstein, PLLC
(2)	For the year ended December 31, 2007, principal accountants of the Company were as follows:
	a.	From July 1, 2007 until December 31, 2007: Maddox Ungar Silberstein, PLLC
	b.	From January 1, 2007 until July 1, 2007: Ronald N. Silberstein, CPA, PLLC

In each of the last two fiscal years ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.1.1*	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne, dated April 2, 2009.

10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5.1*	Amendment to Escrow Agreement with Dr. Amnon Gonenne, dated April 2, 2009

10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7.1*	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009

10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABCURE, INC. (Registrant)

By:	/s/ Dr. Amnon Gonenne
Name: Dr. Amnon Gonenne
Title: President, Chief Executive Officer
(Principal Executive Officer) and Director

Dated: April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Amnon Gonenne	By:	/s/ Ron Kalfus
	Name: Dr. Amnon Gonenne		Name: Ron Kalfus
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial and Accounting Officer)

Dated: April 10, 2009