Form 10-Q
period 2009-03-31
MABCURE INC.
filed 2009-05-13
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-141131

MABCURE INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4907813

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

De Schiervellaan 3/B1, 3500 Hasselt, Belgium
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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [   ]

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

Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2009, there were 60,348,000 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009, AND DECEMBER 31, 2009
(Unaudited)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$636,376	$811,439
Accounts receivable - Other	15,995	10,574
Prepaid expenses	7,331	16,586
Total current assets	659,702	838,599
Property and Equipment:
Computer and office equipment	7,777	3,084
Furniture and fixtures	8,030	8,198
Equipment and tools	92,665	92,974
Vehicles	66,318	62,324
Website development costs	3,640	3,640
	178,430	170,220
Less - Accumulated depreciation and amortization	(12,433)	(4,054)
Net property and equipment	165,997	166,166
Other Assets:
Intellectual property	18,485,286	18,485,286
Security deposits	3,632	3,877
Total other assets	18,488,918	18,489,163
Total Assets	$19,314,617	$19,493,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of capital lease obligations	$32,074	$31,473
Loan payable	58,258	58,258
Accounts payable and accrued liabilities	149,916	97,000
Due to related parties - Directors and officers	15,698	8,138
Total current liabilities	255,946	194,869
Long-Term Debt, less current portion:
Capital lease obligations	77,646	91,606
Total long-term debt	77,646	91,606
Total liabilities	333,592	286,475
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 1,500,000,000 shares authorized; 60,348,000 shares issued and outstanding in 2008, and
2007, respectively	60,348	60,348
Additional paid-in capital	19,782,348	19,782,348
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(8,392)	(7,470)
(Deficit) accumulated during the development stage	(866,279)	(640,773)
Total stockholders' equity	18,981,025	19,207,453
Total Liabilities and Stockholders' Equity	$19,314,617	$19,493,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues	$-	$-	-
Expenses:
Research and development	73,470	-	77,597
General and administrative-
Professional fees	11,363	55,837	269,943
Salaries and wages	71,049	-	266,275
Management and consulting	4,138	29,516	69,543
Travel	8,418	2,142	53,893
Insurance	7,679	-	21,768
Marketing and public relations	6,780	-	18,386
Employee housing	6,038	-	17,764
Office	9,495	119	17,216
Meals and entertainment	2,755	-	13,261
Depreciation and amortization	8,480	-	12,375
Office rent	5,276	-	12,146
Bank and other charges	7,594	796	11,628
Stock-based compensation	-	-	6,410
Tax and licenses	3,398	-	3,412
Total general and administrative expenses	152,463	88,410	794,020
(Loss) from Operations	(225,933)	(88,410)	(871,617)
Other Income (Expense):
Interest income	2,266	-	8,158
Interest expense	(1,839)	-	(2,820)
Total other income (expense)	427	-	5,338
(Loss) before Income Taxes	(225,506)	(88,410)	(866,279)
Provision for income taxes	-	-	-
Net (Loss)	(225,506)	(88,410)	(866,279)
Comprehensive (Loss):
Foreign currency translation adjustment	(922)	-	(8,392)
Total Comprehensive (Loss)	$(226,428)	$(88,410)	$(874,671)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	60,348,000	27,000,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(225,506)	$(88,410)	$(866,279)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	8,379	-	12,433
Donated services	-	1,500	13,000
Services paid by the issuance of common stock	-	-	6,410
Changes in net assets and liabilities-
Accounts receivable - Other	(5,421)	-	(15,995)
Prepaid expenses and deposits	9,500	-	(10,963)
Accounts payable and accrued liabilities	52,916	46,601	149,916
Net Cash (Used in) Operating Activities	(160,132)	(40,309)	(711,478)
Investing Activities:
Purchases of property and equipment	(8,210)	-	(178,430)
Net Cash (Used in) Investing Activities	(8,210)	-	(178,430)
Financing Activities:
Proceeds from loan payable	-	48,048	93,313
Payments on loan payable	-	-	(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(13,359)	-	(44,334)
Proceeds from loans from related parties	7,560	-	60,003
Payments on loans from related parties	-	(7,739)	(44,305)
Issuance of common stock for cash	-	-	1,351,000
Net Cash Provided by (Used in) Financing Activities	(5,799)	40,309	1,534,676
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(922)	-	(8,392)
Net Increase (Decrease) in Cash and Cash Equivalents	(175,063)	-	636,376
Cash and Cash Equivalents - Beginning of Period	811,439	-	-
Cash and Cash Equivalents - End of Period	$636,376	$-	$636,376
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,839	$-	$2,820
Income taxes	$-	$-	$-

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Belgian subsidiary, MabCure, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and revenues and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

      Unaudited Interim Financial Statements

The interim consolidated financial statements of MabCure as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three months then ended. The accompanying consolidated balance sheet as of December 31, 2008, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, and 2008, are not necessarily indicative of operating results of the full year ending December 31, 2009.

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

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

     Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2009, the Company had capitalized $3,640 related to website development costs.

     Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2009, and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

     Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the consolidated financial statements. As of March 31, 2009, and December 31, 2008, the Company had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded from inception through March 31, 2009.

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

      Reclassification

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

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

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of its proprietary antibody technology for the early detection of cancer or for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer that will generate sufficient revenues to sustain the operations of the Company.

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)        Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, valued at $18,486,286 and, the Company, issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business..

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(4)        Loan Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for equipment and vehicles. As of March 31, 2009, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $109,720. Amortization of the capital lease costs is included in depreciation and amortization expense.

Operating Lease

In addition, the Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to the office space for the three months ended March 31, 2009 was $5,276. Lease expense related to employee housing for the three months ended March 31, 2009 was $6,038.

Future noncancellable minimum rental commitments for leases as of March 31, 2009, were as follows:

	Operating
Year	Leases	Capital Leases
2009	$29,388	$37,837
2010	24,963	37,837
2011	11,491	32,366
2012	-	14,209
2013 and subsequent	-	-
Total	$65,842	122,249
Less - Amount representing interest		(12,529)
Present value of net minimum lease payments		109,720
Less - Current portion		(32,074)
Capital lease obligations, less current portion		$77,646

Loan Payable:

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of March 31, 2009, and December 31, 2008, the amount due was $58,258.

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

(7)        Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008 were as follows (using a 34.0 percent effective Federal income tax rate):

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$76,672	$30,059
Change in valuation allowance	(76,672)	(30,059)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	2009	2008
Loss carryforwards	$294,500	$217,900
Less - Valuation allowance	(294,500)	(217,900)
Total net deffered tax assets	$-	$-

As of March 31, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $866,279 (2008 - $640,733) that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8)        Related Party Transactions

As of March 31, 2009, the Company owed to Directors and officers of the Company a total of $15,698 (2008: $8,138) for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)        Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of March 31, 2009.

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(10)      Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earning caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of MabCure is of the opinion that the adoption of this new pronouncement will not have an impact on its consolidated financial statements.

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

MABCURE INC. AND SUBSIDIARY
(FORMERLY SMARTEC HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(11)      Subsequent Events

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

On April 26, 2009, the Company’s Board of Directors approved the appointment of Dr. David S. Frank to its Board of Directors. Dr. Frank will receive $4,000 annually for his services as a Director. In addition, he will receive an annual payment of $8,000 if he serves as a member of a committee of the Board of Directors.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following: our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues; we face competition from several companies with greater financial, personnel and research and development resources than ours; delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis; biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving; we may become subject to product liability claims, which could result in damages that exceed our insurance coverage; we may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers; the commercialization of our product candidates may not be profitable; Our business could suffer if we cannot attract, retain and motivate skilled personnel and general economic conditions. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on April 10, 2009.

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

Recent Developments

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

Over the next twelve months we plan to:

  continue with our anti-ovarian cancer program with the intention of progressing to a pilot clinical study;
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

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 and March 31, 2008

We had no revenues for the period from May 8, 2006 (date of inception) through March 31, 2009. As of March 31, 2009, we have commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $152,463 for the three months ended March 31, 2009, compared to $88,410 for the three months ended March 31, 2008. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of payroll expenses, professional fees, and office and travel expenses.

Payroll expense was $71,049 for the three months ended March 31, 2009, compared to $0 for the three months ended March 31, 2008. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $11,363 for the three months ended March 31, 2009, compared to $55,837 for the three months ended March 31, 2008. The decrease in professional fees was due to a decrease in start-up activities of the Company. Office and travel expenses amounted to $17,913 for the three months ended March 31, 2009, compared to $2,261 for the three months ended March 31, 2008. The increase in travel expenses was due to an increase in our activity.

Research and development expense was $73,470 for the three months ended March 31, 2009, compared to $0 for the three months ended March 31, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the three months ended March 31, 2009, was $225,506 or $0.00 per share compared to $88,410 or $0.00 per share for the three months ended March 31, 2008. The weighted average number of shares outstanding was 60,348,000 for the three months ended March 31, 2009, compared to 27,000,000 (post forward stock split) for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009

As of March 31, 2009, our current assets were $659,702 and our current liabilities were $255,946, resulting in working capital of $403,756.

As of March 31, 2009, our total liabilities were $333,592 compared to total liabilities of $286,475 as of December 31, 2008. The increase in total liabilities as of March 31, 2009, compared to the year ended December 31, 2008, was due to an increase in our accounts payable, partially offset by a reduction in our capital lease obligations.

For the three months ended March 31, 2009, net cash used in operating activities was $160,132 compared to net cash used in operating activities of $40,309 for the three months ended March 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009, was comprised of a net loss of $225,506 (2007: $88,410), donated services and depreciation and amortization of $8,379 (2007: $1,500), accounts receivable - other of $(5,421), prepaid expenses and deposits of $9,500 (2007: $0), and accounts payable and accrued liabilities of $52,916 (2007: $46,601).

For the three months ended March 31, 2009, net cash used in investing activities was $8,210 compared to net cash used in investing activities of $0 for the three months ended March 31, 2008. The increase in net cash used in investing activities for the period ended March 31, 2009, was the result of purchase of equipment.

Net cash flows used in financing activities for the three months ended March 31, 2009, was $(5,799) compared to net cash flows from financing activities of $40,309 for the three months ended March 31, 2008.

Going Concern

Our registered independent auditors included an explanatory paragraph in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of March 31, 2009, and March 31, 2008, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. As of March 31, 2009, we had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 to the Consolidated Financial Statements entitled “Recent Accounting Pronouncements” included in this Quarterly Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

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

As of March 31, 2009, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.          Risk Factors.

Not Applicable.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Except as reported by us on a Current Report on Form 8-K, we did not sell any equity securities which were not registered under the Securities Act during the three-month period ended March 31, 2009.

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

10.1.1

Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne, dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne, dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus.

10.10*	Director Agreement dated April 17, 2009 with David S. Frank.

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2009

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
May 13, 2009

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
May 13, 2009