Form 10-Q
period 2009-06-30
MABCURE INC.
filed 2009-08-14
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [    ] No[    ]

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

As of August 11, 2009, there were 60,348,000 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1.	Financial Statements	3

Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008		3

Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception		4

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009, and 2008, and Cumulative from Inception		5

Notes to Interim Consolidated Financial Statements June 30, 2009, and 2008		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	June 30,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$390,850	$811,439
Accounts receivable - Other	19,064	10,574
Prepaid expenses	30,432	16,586
Total current assets	440,346	838,599
Property and Equipment:
Computer and office equipment	9,535	3,084
Furniture and fixtures	8,188	8,198
Equipment and tools	101,810	92,974
Vehicles	70,536	62,324
Website development costs	3,640	3,640
	193,709	170,220
Less - Accumulated depreciation and amortization	(23,023)	(4,054)
Net property and equipment	170,686	166,166
Other Assets:
Intellectual property	18,485,286	18,485,286
Security deposits	3,863	3,877
Total other assets	18,489,149	18,489,163
Total Assets	$19,100,181	$19,493,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations	$34,585	$31,473
Loan payable	58,258	58,258
Accounts payable and accrued liabilities	217,457	97,000
Due to related parties - Directors and officers	20,922	8,138
Total current liabilities	331,222	194,869
Long-Term Debt, less current portion:
Capital lease obligations	73,758	91,606
Total long-term debt	73,758	91,606
Total liabilities	404,980	286,475
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 1,500,000,000 shares authorized; 60,348,000 shares issued and outstanding in 2009 and
2008, respectively	60,348	60,348
Additional paid-in capital	19,782,348	19,782,348
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(9,859)	(7,470)
(Deficit) accumulated during the development stage	(1,150,636)	(640,773)
Total stockholders' equity	18,695,201	19,207,453
Total Liabilities and Stockholders' Equity	$19,100,181	$19,493,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	51,156	-	125,148	-	128,499
General and administrative-
Salaries and wages	71,049	-	142,098	-	337,324
Professional fees	36,818	39,065	48,081	94,901	306,761
Management and consulting	16,983	16,483	20,855	45,999	86,187
Travel	12,226	18,291	20,616	20,433	66,149
Marketing and public relations	44,127	6,477	50,907	6,477	62,512
Insurance	14,479	812	22,135	812	36,209
Office	8,091	934	17,656	1,054	25,322
Employee housing	6,109	-	12,152	-	23,905
Depreciation and amortization	9,648	101	18,113	101	21,940
Meals and entertainment	4,651	2,354	7,405	2,354	17,923
Bank and other charges	4,764	572	11,546	1,368	16,384
Office rent	3,148	-	8,471	-	15,369
Stock-based compensation	-	-	-	-	6,410
Tax and licenses	989	-	4,439	-	4,422
Total general and administrative expenses	233,082	85,089	384,474	173,499	1,026,817

(Loss) from Operations	(284,238)	(85,089)	(509,622)	(173,499)	(1,155,316)
Other Income (Expense):
Interest income	992	-	3,258	-	9,150
Interest expense	(1,654)	-	(3,499)	-	(4,470)
Total other income (expense)	(662)	-	(241)	-	4,680
(Loss) before Income Taxes	(284,900)	(85,089)	(509,863)	(173,499)	(1,150,636)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	(284,900)	(85,089)	(509,863)	(173,499)	(1,150,636)
Comprehensive (Loss):
Foreign currency translation adjustment	(1,467)	-	(2,389)	-	(9,859)
Total Comprehensive (Loss)	$(286,367)	$(85,089)	$(512,252)	$(173,499)	$(1,160,495)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	60,348,000	27,000,000	60,348,000	27,021,547

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(509,863)	$(173,499)	$(1,150,636)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	18,969	101	23,023
Donated services	-	3,000	13,000
Services paid by the issuance of common stock	-	-	6,410
Changes in net assets and liabilities-
Accounts receivable - Other	(8,490)	-	(19,064)
Prepaid expenses and deposits	(13,832)	(23,888)	(34,295)
Accounts payable and accrued liabilities	120,457	34,475	217,457
Net Cash (Used in) Operating Activities	(392,759)	(159,811)	(944,105)
Investing Activities:
Purchases of property and equipment	(23,489)	(3,856)	(193,709)
Net Cash (Used in) Investing Activities	(23,489)	(3,856)	(193,709)
Financing Activities:
Proceeds from loan payable	-	48,047	93,313
Payments on loan payable	-	-	(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(14,736)	-	(45,711)
Proceeds from loans from related parties	18,990	18,454	71,433
Payments on loans from related parties	(6,206)	(20,000)	(50,511)
Issuance of common stock for cash	-	1,300,000	1,351,000
Net Cash Provided by (Used in) Financing Activities	(1,952)	1,346,501	1,538,523
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(2,389)	-	(9,859)
Net Increase (Decrease) in Cash and Cash Equivalents	(420,589)	1,182,834	390,850
Cash and Cash Equivalents - Beginning of Period	811,439	-	-
Cash and Cash Equivalents - End of Period	$390,850	$1,182,834	$390,850
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,499	$-	$4,470
Income taxes	$-	$-	$-

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of MabCure as of June 30, 2009, and December 31, 2008, and for the three-month and six-month periods ended June 30, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and six months then ended, and cumulative from inception. The accompanying consolidated balance sheet as of December 31, 2008, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, but does not include all disclosures required by GAAP. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three–month and six-month periods ended June 30, 2009, are not necessarily indicative of operating results of the full year ending December 31, 2009.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

MabCure accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The functional currency of the Company’s Belgian subsidiary is the euro. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company’s Belgian subsidiary are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related interim consolidated statements of operations and comprehensive (loss).

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of June 30, 2009, and December 31, 2008, the Company had capitalized $3,640 related to website development costs.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended June 30, 2009, and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to consolidated financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the consolidated financial statements. As of June 30, 2009, and December 31, 2008, the Company had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded from inception through June 30, 2009.

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

Estimates

The accompanying interim consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and revenues and expenses for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying interim consolidated balance sheets as of June 30, 2009, and December 31, 2008. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with SFAS No. 142, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

(4)	Loan Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of June 30, 2009, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $108,343. Amortization of the capital lease costs is included in depreciation and amortization expense.

Operating Lease

In addition, the Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to the office space for the three and six months ended June 30, 2009 amounted to $3,148 and $8,471, respectively. Lease expense related to employee housing for the three and six months ended June 30, 2009 was $6,109 and $12,152, respectively.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Future noncancellable minimum rental commitments for leases as of June 30, 2009, were as follows:

	Operating	Capital
Year	Leases	Leases
1 Year	$28,433	$40,243
2 Years	26,551	40,243
3 Years	5,584	27,695
4 Years	-	11,781
5 Years and over	-	-
Total	$60,568	119,962

Less - Amount representing interest		(11,619)
Present value of net minimum lease payments		108,343
Less - Current portion		(34,585)
Capital lease obligations, less current portion		$73,758

Loan Payable:

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of June 30, 2009, and December 31, 2008, the amount due was $58,258.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008 were as follows (using a 34 percent effective Federal income tax rate):

	Six Months Ended
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$173,300	$59,000
Change in valuation allowance	(173,300)	(59,000)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	As at June 30,	As at Dec. 31,
	2009	2008
Loss carryforwards	$391,200	$217,900
Less - Valuation allowance	(391,200)	(217,900)
Total net deffered tax assets	$-	$-

As of June 30, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,150,636 (2008: $640,733) that may be offset against future taxable income. The net operating loss carryforwards start to expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the interim consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(8)	Related Party Transactions

As of June 30, 2009, the Company owed to Directors and officers of the Company a total of $20,922 (2008: $8,138) for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)	Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of June 30, 2009.

On March 15, 2009, the Company entered into an agreement with a third party to provide investor and public relations services to the Company. The term of the agreement is 18 months, during which the Company shall pay to the third party $13,500 monthly for services provided. Also, as part of the agreement, the Company shall deliver two warrants to purchase a total of 300,000 shares (post forward stock split) of the Company’s common stock at $1.00 per share purchase price.

(10)	Recent Accounting Pronouncements

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of MabCure does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of MabCure does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”). Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(11)	Subsequent Events

On August 4, 2009, as part of the Company’s Annual Meeting of Shareholders, the shareholders of the Company approved the adoption of the MabCure, Inc. 2009 Stock Option Plan (the “Plan”). The purpose of this Plan is to retain the services of valued key employees and consultants of the Company and to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by the Company. The Company has reserved 6,034,800 shares of common stock, par value $0.001 per share, for issuance under the Plan, subject to adjustment to protect against dilution in the event of certain changes in the Company’s capitalization.

On August 7, 2009, the Company entered into an agreement with a third party to provide investor relations services to the Company. The agreement term is six months, during which the Company shall pay the third party $7,500 monthly for services provided, plus a retainer fee of $15,000. In addition, at the commencement of the agreement, the Company shall deliver 51,725 unregistered and restricted shares of the common stock of the Company. All shares provided for investor relations services under the agreement shall be subject to piggyback registration rights, at the Company’s expense, at the time of the Company’s next registration of securities with the SEC.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2009 and June 30, 2008

We had no revenues for the period from May 8, 2006 (date of inception) through June 30, 2009. Beginning January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $233,082 for the three months ended June 30, 2009, compared to $85,089 for the three months ended June 30, 2008. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of payroll expenses, professional fees, and marketing and public relations.

Payroll expense was $71,049 for the three months ended June 30, 2009, compared to $0 for the three months ended June 30, 2008. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $36,818 for the three months ended June 30, 2009, compared to $39,064 for the three months ended June 30, 2008. The decrease in professional fees was due to a decrease in start-up activities of the Company. Marketing and public relations amounted to $44,127 for the three months ended June 30, 2009, compared to $6,477 for the three months ended June 30, 2008. The increase in marketing and public relations expenses was primarily due to an agreement we entered into with a third party to provide us with investor and public relations services.

Research and development expense was $51,156 for the three months ended June 30, 2009, compared to $0 for the three months ended June 30, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the three months ended June 30, 2009, was $284,900 or $0.00 per share compared to $85,089 or $0.00 per share for the three months ended June 30, 2008. The weighted average number of shares outstanding was 60,348,000 for the three months ended June 30, 2009, compared to 27,000,000 (post forward stock split) for the three months ended June 30, 2008.

For the six months ended June 30, 2009 and June 30, 2008

General and administrative expenses were $384,474 for the six months ended June 30, 2009, compared to $173,499 for the six months ended June 30, 2008. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of payroll expenses, professional fees, and marketing and public relations.

Payroll expense was $142,098 for the six months ended June 30, 2009, compared to $0 for the six months ended June 30, 2008. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $48,081 for the six months ended June 30, 2009, compared to $94,901 for the six months ended June 30, 2008. The decrease in professional fees was due to a decrease in start-up activities of the Company. Marketing and public relations amounted to $50,907 for the six months ended June 30, 2009, compared to $6,477 for the six months ended June 30, 2008. The increase in marketing and public relations expenses was primarily due to an agreement we entered into with a third party to provide us with investor and public relations services.

Research and development expense was $125,148 for the six months ended June 30, 2009, compared to $0 for the six months ended June 30, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the six months ended June 30, 2009, was $509,863 or $0.01 per share compared to $173,499 or $0.01 per share for the six months ended June 30, 2008. The weighted average number of shares outstanding was 60,348,000 for the six months ended June 30, 2009, compared to 27,021,547 (post forward stock split) for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009

As of June 30, 2009, our current assets were $440, 346 and our current liabilities were $331,222, resulting in working capital of $109,124.

As of June 30, 2009, our total liabilities were $404,980 compared to total liabilities of $286,475 as of December 31, 2008. The increase in total liabilities as of June 30, 2009, compared to the year ended December 31, 2008, was due to an increase in our accounts payable, partially offset by a reduction in our capital lease obligations.

For the six months ended June 30, 2009, net cash used in operating activities was $392,759 compared to net cash used in operating activities of $159,811 for the three months ended June 30, 2008. Net cash used in operating activities for the six months ended June 30, 2009, was comprised of a net loss of $509,863 (2008: $173,499), donated services and depreciation and amortization of $18,969 (2008: $3,101), prepaid expenses and other current assets of $(22,322) (2008: $-23,888), and accounts payable and accrued liabilities $120,457 (2008: $34,475).

For the six months ended June 30, 2009, net cash used in investing activities was $23,489 compared to net cash used in investing activities of $3,856 for the six months ended June 30, 2008. The increase in net cash used in investing activities for the period ended June 30, 2009, was the result of purchase of equipment.

Net cash flows (used in) provided by financing activities for the six months ended June 30, 2009, was $(1,952) compared to net cash flows from financing activities of $1,346,501 for the six months ended June 30, 2008. Net cash flows from financing activities for the six months ended June 30, 2008, include proceeds of $1,300,000 received as the result of a private placement completed during the quarter.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of June 30, 2009, and December 31, 2008, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. As of June 30, 2009, we had not adopted a stock option plan and had not granted any stock options. Accordingly, no stock-based compensation related to stock options has been recorded.

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

As of June 30, 2009, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as reported by us on a Current Report on Form 8-K, we did not sell any equity securities which were not registered under the Securities Act during the three-month period ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008)

10.1.1	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne, dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne, dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).

10.10	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
August 14, 2009

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
August 14, 2009