Form 10-Q
period 2009-09-30
MABCURE INC.
filed 2009-11-17
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

+32 (48) 7425303
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
Yes [ x ]   No[     ]

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

As of November 16, 2009, there were 60,399,725 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	As of	As of
	September 30,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$578,179	$811,439
Accounts receivable - Other	25,006	10,574
Prepaid expenses	28,952	16,586
Total current assets	632,137	838,599
Property and Equipment:
Computer and office equipment	10,700	3,084
Furniture and fixtures	8,517	8,198
Lab equipment	112,834	92,974
Vehicles	73,268	62,324
Website development costs	3,640	3,640
	208,959	170,220
Less - Accumulated depreciation and amortization	(34,606)	(4,054)
Net property and equipment	174,353	166,166
Other Assets:
Intellectual property	18,485,286	18,485,286
Security deposits	2,408	3,877
Total other assets	18,487,694	18,489,163
Total Assets	$19,294,184	$19,493,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations	$36,421	$31,473
Loans payable	558,258	58,258
Accounts payable and accrued liabilities	156,420	97,000
Due to related parties - Directors and officers	21,571	8,138
Total current liabilities	772,670	194,869
Long-Term Debt, less current portion:
Capital lease obligations	67,321	91,606
Total long-term debt	67,321	91,606
Total liabilities	839,991	286,475
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,500,000,000 shares authorized; 60,348,000 shares issued and outstanding in 2009 and
2008, respectively	60,348	60,348
Additional paid-in capital	19,948,560	19,782,348
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(12,185)	(7,470)
(Deficit) accumulated during the development stage	(1,555,530)	(640,773)
Total stockholders' equity	18,454,193	19,207,453
Total Liabilities and Stockholders' Equity	$19,294,184	$19,493,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$-	$-	$-	$-	-
Expenses:
Research and development	23,656	-	150,763	-	154,569
General and administrative-
Salaries and wages	69,859	85,140	211,957	85,140	398,097
Stock-based compensation	166,212	-	166,212	-	172,622
Professional fees	21,357	29,226	69,324	124,127	329,161
Management and consulting	15,577	3,626	36,223	49,625	101,621
Travel	10,948	15,203	31,587	35,636	77,016
Marketing and public relations	53,669	3,756	104,575	10,233	116,181
Insurance	7,907	6,226	30,132	7,038	44,212
Office	6,825	2,473	24,570	3,527	32,251
Employee housing	5,570	2,871	17,768	2,871	29,442
Depreciation and amortization	10,595	440	28,677	542	32,532
Meals and entertainment	2,179	5,294	9,615	7,648	20,106
Bank and other charges	2,345	1,166	13,224	2,534	26,220
Office rent	3,216	-	11,748	-	18,574
Tax and licenses	-	-	4,543	-	4,543
Total general and administrative expenses	376,259	155,421	760,155	328,921	1,402,578

(Loss) from Operations	(399,915)	(155,421)	(910,918)	(328,921)	(1,557,147)
Other Income (Expense):
Interest and other income	532	1,095	3,791	1,095	10,217
Interest expense	(4,119)	-	(7,630)	-	(8,600)

Total other income (expense)	(3,587)	1,095	(3,839)	1,095	1,617
(Loss) before Income Taxes	(403,502)	(154,326)	(914,757)	(327,826)	(1,555,530)
Provision for income taxes	-	-	-	-	-
Net (Loss)	(403,502)	(154,326)	(914,757)	(327,826)	(1,555,530)
Comprehensive (Loss):
Foreign currency translation adjustment	(2,326)	-	(4,715)	-	(12,185)
Total Comprehensive (Loss)	$(405,828)	$(154,326)	$(919,472)	$(327,826)	$(1,567,715)
(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
(Loss) per common share - Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic	60,348,000	58,257,913	60,348,000	37,514,336
Outstanding - Diluted	60,428,217	58,257,913	60,375,033	37,514,336

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(914,757)	$(327,826)	$(1,555,530)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	30,552	542	34,606
Donated services	-	3,000	13,000
Services paid by the issuance of common stock	-	-	6,410
Stock-based compensation for issued stock options	166,212	-	166,212
Changes in net assets and liabilities-
Accounts receivable - Other	(14,432)	-	(25,006)
Prepaid expenses and deposits	(10,897)	(23,583)	(31,360)
Accounts payable and accrued liabilities	59,420	102,894	156,420
Net Cash (Used in) Operating Activities	(683,902)	(244,973)	(1,235,248)
Investing Activities:
Purchases of property and equipment	(38,739)	(11,324)	(208,959)
Net Cash (Used in) Investing Activities	(38,739)	(11,324)	(208,959)
Financing Activities:
Proceeds from loans payable	500,000	12,993	593,313
Payments on loan payable	-		(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(19,337)	-	(50,312)
Proceeds from loans from related parties	28,078	13,338	80,521
Payments on loans from related parties	(14,645)		(58,950)
Issuance of common stock for cash	-	1,300,000	1,351,000
Net Cash Provided by (Used in) Financing Activities	494,096	1,326,331	2,034,571
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(4,715)	-	(12,185)
Net Increase (Decrease) in Cash and Cash Equivalents	(233,260)	1,070,034	578,179
Cash and Cash Equivalents - Beginning of Period	811,439	-	-
Cash and Cash Equivalents - End of Period	$578,179	$1,070,034	$578,179
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,130	$-	$6,089
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2009, AND 2008
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

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of MabCure as of September 30, 2009, and December 31, 2008, and for the three-month and nine-month periods ended September 30, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and nine months then ended, and cumulative from inception. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC. The results of operations for the three–month and nine-month periods ended September 30, 2009, are not necessarily indicative of operating results of the full year ending December 31, 2009.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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
SEPTEMBER 30, 2009, AND 2008
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

Website Development Costs

The Company recognizes website development costs in accordance with Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of September 30, 2009, and December 31, 2008, the Company had capitalized $3,640 related to website development costs.

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
SEPTEMBER 30, 2009, AND 2008
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

On August 10, 2009, the Company granted to Directors and officers 420,000 options to purchase a like number of shares of common stock. As of September 30, 2009, 180,000 of such options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Risk-free interest rate	1.69%
Expected dividend yield	None
Expected life	2.82 years
Expected volatility	200.97%

The weighted-average grant-date fair value of options on August 10, 2009, was $0.79 per share.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the Company’s historical volatility of its stock price.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2009, the Company had 1,439,652,000 shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

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

Estimates

The accompanying interim consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and revenues and expenses for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Reclassification

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage. The original business plan of the Company was to develop a detergent for removing pesticides from fruits and vegetables. However, the Company has changed its business plan to develop and commercialize its proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. The Company plans to continue its capital formation activities through the issuance of debt and shares of common stock.

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

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, and December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, valued at $18,486,286 and the Company, issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

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

The purchase of intellectual property from Indigoleaf, was accounted for under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). The value of the intellectual property acquired on July 7, 2008, was calculated

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued by Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying interim consolidated balance sheets as of September 30, 2009, and December 31, 2008. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with SFAS No. 142, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

(4)	Loan Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of September 30, 2009, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $103,742. Amortization of the capital lease costs is included in depreciation and amortization expense.

Operating Lease

In addition, the Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to the office space for the three and nine months ended September 30, 2009 amounted to $3,277 and $11,748, respectively. Lease expense related to employee housing for the three and nine months ended September 30, 2009 was $5,323 and $17,475, respectively.

Future noncancellable minimum rental commitments for leases as of September 30, 2009, were as follows:

	Operating	Capital
September 30,	Leases	Leases
2010	$27,579	$41,802
2011	26,484	41,802
2012	-	21,777
2013	-	8,777
Thereafter	-	-
Total	$54,063	114,158
Less - Amount representing interest		(10,416)
Present value of net minimum lease payments		103,742
Less - Current portion		(36,421)
Capital lease obligations, less current portion		$67,321

Loans Payable:

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender. The loan amount bears interest at a rate of six percent per annum, is unsecured, and matures on September 2, 2010. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of September 30, 2009, the amount due was $500,000.

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of September 30, 2009, and December 31, 2008, the amount due was $58,258.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(5)	Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its Directors for management fees, valued at $500 per month. As of September 30, 2008, the total value of donated services was $13,000, recorded under the “Stockholders’ Equity (Deficit)” section of the consolidated balance sheets.

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

Stock options

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

The following is a summary of stock option grants issued under the Plan:

In August 2009, the Company granted an option to each of two members of the Company’s Board of Directors to purchase 120,000 shares (total – 240,000 shares) of its common stock at an exercise price of $0.87 per share.

In August 2009, the Company granted an option to purchase 180,000 shares of its common stock at an exercise price of $0.87 per share to its Chief Financial Officer.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2009:

		Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic Value
		Exercise Price	Contractual Term
Outstanding December 31, 2008	None
Granted	420,000	$0.87
Exercised	-	-
Forfeited or expired	-	-
Outstanding September 30, 2009	420,000	$0.87	4.86	$218,400
Vested and Exercisable at September 30, 2009	180,000	$0.87	4.86	$93,600

As of September 30, 2009, the total unrecognized compensation cost related to stock options amounted to $166,074, which will be recognized over the remaining requisite service period through August 2011.

(7)	Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008 were as follows (using a 34 percent effective Federal income tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$311,017	$111,461
Change in valuation allowance	(311,017)	(111,461)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008
Loss carryforwards	$528,880	$217,863
Less - Valuation allowance	(528,880)	(217,863)
Total net deffered tax assets	$-	$-

As of September 30, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,555,530 (2008: $640,733) that may be offset against future taxable income. The net

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

operating loss carryforwards expire in the year 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

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

As of September 30, 2009, the Company owed to Directors and officers of the Company a total of $21,571 (2008: $8,138) for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)	Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of September 30, 2009.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”). SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(11)	Subsequent Event

Issuance of Common Stock

On October 28, 2009, the Company issued 51,725 shares of common stock to a third party provider of investor relations services pursuant to a consulting agreement dated August 7, 2009.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2009 and September 30, 2008

We had no revenues for the period from May 8, 2006 (date of inception) through September 30, 2009. Beginning January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $376,259 for the three months ended September 30, 2009, compared to $155,421 for the three months ended September 30, 2008. The increase in general and administrative expenses was due to an increase in our activity level and expenses related to the grant of certain stock options. General and administrative expenses primarily consist of payroll expenses, professional fees, stock-based compensation, and marketing and public relations expenses.

Payroll expense was $69,859 for the three months ended September 30, 2009, compared to $85,140 for the three months ended September 30, 2008. The decrease in payroll expense is due to the fact that a portion of the payroll related to research and development is recorded under research and development expense rather than under general and administrative expenses. Professional fees were $21,357 for the three months ended September 30, 2009, compared to $29,226 for the three months ended September 30, 2008. The decrease in professional fees was due to a decrease in start-up activities of the Company. Marketing and public relations amounted to $53,669 for the three months ended September 30, 2009, compared to $3,756 for the three months ended September 30, 2008. The increase in marketing and public relations expenses was primarily due to agreements we entered into with third parties to provide us with investor and public relations services. Stock-based compensation expense for the three months ended September 30, 2009, amounted to $166,212, compared to $0 for the same period in 2008. The increase in expense was related to the grant of certain stock options to certain Directors and officers during the three months ended September 30, 2009.

Research and development expense was $23,656 for the three months ended September 30, 2009, compared to $0 for the three months ended September 30, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the three months ended September 30, 2009, was $403,502 compared to $154,326 for the three months ended September 30, 2008. The weighted average number of shares outstanding was 60,348,000 or $(0.01) per share for the calculation of basic loss per share, and 60,428,217 or $(0.01) per share for the calculation of diluted loss per share, for the three months ended September 30, 2009, compared to 58,257,913 (post forward stock split) or $(0.00) per share (basic and diluted) for the three months ended September 30, 2008.

For the nine months ended September 30, 2009 and September 30, 2008

General and administrative expenses were $760,155 for the nine months ended September 30, 2009, compared to $328,921 for the nine months ended September 30, 2008. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of payroll expenses, professional fees, stock-based compensation expense, and marketing and public relations expenses.

Payroll expense was $211,957 for the nine months ended September 30, 2009, compared to $85,140 for the nine months ended September 30, 2008. The increase in payroll expense was due to the hiring of our full-time employees. Professional fees were $69,324 for the nine months ended September 30, 2009, compared to $124,127 for the nine months ended September 30, 2008. The decrease in professional fees was due to a decrease in start-up activities of the Company. Marketing and public relations amounted to $104,575 for the nine months ended September 30, 2009, compared to $10,233 for the nine months ended September 30, 2008. The increase in marketing and public relations expenses was primarily due to agreements we entered into with third parties to provide us with investor and public relations services. Stock-based compensation expense for the nine months ended September 30, 2009, amounted to $166,212, compared to $0 for the same period in 2008. The increase in expense was related to the grant of certain stock options to certain Directors and officers during the period ended September 30, 2009.

Research and development expense was $150,763 for the nine months ended September 30, 2009, compared to $0 for the nine months ended September 30, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the nine months ended September 30, 2009, was $914,757 compared to $327,826 for the nine months ended September 30, 2008. The weighted average number of shares outstanding was 60,348,000 or $(0.02) per share for the calculation of basic loss per share, and 60,375,033 or $(0.02) per share for the calculation of diluted loss per share, for the nine months ended September 30, 2009, compared to 37,514,336 (post forward stock split) or $(0.00) per share (basic and diluted) for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009

As of September 30, 2009, our current assets were $632,137 and our current liabilities were $772,670, resulting in negative working capital of $140,533.

As of September 30, 2009, our total liabilities were $839,991 compared to total liabilities of $286,475 as of December 31, 2008. The increase in total liabilities as of September 30, 2009, compared to the year ended December 31, 2008, was primarily due to an increase in our loans payable, partially offset by a reduction in our capital lease obligations.

For the nine months ended September 30, 2009, net cash used in operating activities was $683,902 compared to net cash used in operating activities of $244,973 for the nine months ended September 30, 2008. Net cash used in operating activities for the nine months ended September 30, 2009, was comprised of a net loss of $914,757 (2008: $327,826), donated services and depreciation and amortization of $30,552 (2008: $3,542), prepaid expenses and other current assets of $(25,329) (2008: $(23,583), and accounts payable and accrued liabilities $59,420 (2008: $102,894).

For the nine months ended September 30, 2009, net cash used in investing activities was $38,739 compared to net cash used in investing activities of $11,324 for the nine months ended September 30, 2008. The increase in net cash used in investing activities for the period ended September 30, 2009, was the result of purchase of equipment.

Net cash flows provided by financing activities for the nine months ended September 30, 2009, was $494,096 compared to net cash flows from financing activities of $1,326,331 for the nine months ended September 30, 2008. Net cash flows from financing activities for the nine months ended September 30, 2009 included proceeds of $500,000 received in connection with a bridge-loan we entered into on September 2, 2009. Net cash flows from financing activities for the nine months ended September 30, 2008, include proceeds of $1,300,000 received as the result of a private placement completed during the quarter.

Going Concern

Our registered independent auditors included an explanatory paragraph in our Annual Report on Form 10-K for the year ended December 31, 2008, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of September 30, 2009, and December 31, 2008, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. As of September 30, 2009, we have adopted a stock option plan and have granted stock options. Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements included elsewhere herein for further information.

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

As of September 30, 2009, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2009, we authorized the issuance to certain designees of CEOcast, Inc. 51,725 shares of the Company’s fully paid, non-assessable restricted common stock for investor relation services rendered to us by them. The shares will be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 13, 2009, we sent our shareholders an information statement regarding action taken by written consent of majority shareholders (a) to elect Dr. Amnon Gonenne, Mr. Itshak Zivan, and Dr. David S. Frank as directors of the Company, each to serve until his successor is elected, (b) to ratify the appointment of Davis Accounting Group P.C. as the Company’s Independent Accountants for 2009, and (c) to adopt the MabCure, Inc. 2009 Stock Option Plan. Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (the “Consenting Stockholders”), the owners of 53.10% of the issued and outstanding shares of common stock of the Company, voted their shares in favor of the election of the three directors, the ratification of the appointment of the independent auditors, and the approval of the MabCure, Inc. 2009 Stock Option Plan. The Consenting Stockholders approved the three corporate actions by written consent dated June 25, 2009, effective as of the date of our Annual Meeting, August 4, 2009. This constituted the majority vote required to approve these actions. A shareholder meeting was held, but no proxies were solicited from other shareholders and no vote or other consent or action by other shareholders was requested or taken.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Loan Agreement by and between Registrant and Chrysler Enterprises Ltd. dated September 2, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2009).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2009

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
November 17, 2009

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
November 17, 2009