Form 10-K
period 2009-12-31
MABCURE INC.
filed 2010-03-24
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 1, 2010, was approximately $25,516,553 based upon 28,351,725 shares held by non-affiliates and a closing market price of $0.90 per share on June 30, 2009.

As of March 1, 2010, there were 60,399,725 shares of common stock issued and outstanding.

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
  risks related to our ability to acquire blood samples for the development and testing of our products;
  risks related to our ability to continue to fund research and development costs;
  risks related to conducting business internationally due to our operations in Belgium;
  risks related to receiving approvals from the United States Food and Drug Administration (the “FDA”) to market our products;
  risks related to our ability to successfully develop our technology into commercial products, risks related to our ability to successfully prosecute and protect our intellectual property;
  risks related to environmental, health and safety rules and regulations;
  risks related to tax assessments;
  risks related to the impact of any healthcare reform legislation; and
  other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "MabCure," and “Issuer” mean MabCure Inc., and its consolidated subsidiary, unless the context clearly requires otherwise.

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

On January 22, 2008, we changed our name from “Smartec Holdings, Inc.” to “MabCure Inc.” following the merger with our wholly owned subsidiary, MabCure, Inc.

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

Our principal executive offices are located in Belgium at the following address: De Schiervellaan 3/B1, 3500 Hasselt, Belgium. Our telephone number is +32 (48) 7425303.

Our common shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “MBCI.” On March 1, 2010, the closing price for our common shares as reported on the OTCBB was $0.62.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Purchase of Assets

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

Recent Corporate Developments

2009 marked the beginning of our research and development activities. Using the proprietary technology that we purchased in 2008, we concentrated on expanding our library of highly specific monoclonal antibodies (MAbs) against a number of different cancers. In addition, we optimized our production capability to be able to prepare sufficient quantities of MAbs for the planned clinical trials. Our main focus during the year was ovarian and prostate cancer as well as melanoma. Beyond our lab activities, we created new relationships and collaborations with European and Asian medical centers to lead our clinical trials.

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. The loan was due to mature on September 2, 2010. On March 5, 2010, we entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70.

On March 5, 2010, we closed an offshore private placement consisting of 1,000,000 units of our securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.60 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.70 per common share.

In December 2009, we signed a research agreement with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Following the approval of the proposed clinical protocol by the hospital’s Ethics Committee, clinical trials to diagnose ovarian cancer with our MAbs were officially launched in January 2010. Mahidol University is one of the oldest and most prestigious universities in Thailand, and is internationally known and recognized for the high caliber of research and teaching by its faculty.

In November 2009, we signed a research agreement with AZ Sint Lucas Hospital in Brugge, Belgium for the performance of preclinical research intended to broaden the utility of our MAbs where there is a need to diagnose cancer in tissue specimens, such as in moles removed from patients who are at high risk for developing melanoma, or in polyps resected from patients who undergo colonoscopies.

In October 2009, we announced a development milestone, the creation of MAbs to diagnose colorectal cancer. After further characterization of these MAbs, we plan to explore their utility both for the early diagnosis of colorectal cancer (in blood or feces specimens), and as imaging agents for detecting micrometastatic disease during surgery and cancerous polyps during colonoscopies.

During the coming year, we plan to expand our clinical program to include additional centers in Europe and to launch a clinical study of prostate cancer diagnosis with our MAbs.

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

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We are not aware of any FDA-approved blood tests which compete with our three leading Monoclonal Antibody (“MAb") products for the diagnosis of melanoma and ovarian and prostate cancers, or with our planned MAbs for colorectal and breast cancers.

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

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our proposed MAb products and in our ongoing research and development activities.

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

Research and Development Expenditures

During the fiscal years ended December 31, 2009 and 2008, we have incurred $402,657 and $3,806, respectively, in research and development expenditures, which included salaries and wages for our scientists.

Employees

As of December 31, 2009, we had four employees on a full-time basis; MabCure is managed by Dr. Amnon Gonenne, our President and Chief Executive Officer; Dr. Elisha Orr, our Chief Scientific Officer; and Mr. Ron Kalfus, our Chief Financial Officer.

Risk Factors related to our Business

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on May 8, 2006, and have limited operations. We have not realized any revenues to date. Our products are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2009 is $2,012,711. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and commercialization of our proposed products. We may fail to generate revenues in the future. Failure to generate revenues will cause us to either change our line of business or to go out of business because we will not have the money to pay our ongoing expenses.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered auditors, Davis Accounting Group P.C., state in their audit report, dated March 15, 2010, included with this Annual Report, that since we are a development stage company, have no established source of revenue, and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

We commenced clinical trials of our proposed products in January 2010. Clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials. We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the end of fiscal 2010. Accordingly, we will require additional funds to conduct additional clinical trials, obtain the necessary FDA approvals, and market our products. Any delay or failure of, or adverse results from, clinical trials will likely require us to obtain even further funding in order to address such delays or failures, or to refocus our efforts on other product candidates, and such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain funding. Similarly, human clinical trials for our products will be expensive and difficult to design and implement in part because they will be subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our proposed products will take at least several years to complete once initiated. Furthermore, we may encounter problems that could cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials.

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

Our products are subject to government regulations and approvals which may delay or prevent the marketing of potential products and impose costly procedures upon our activities.

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon pre-clinical and clinical testing, manufacturing and marketing of pharmaceutical and bio-technology products. Lengthy and detailed pre-clinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any product we develop. Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

We may require additional funding, and our future access to capital is uncertain. Insufficient funds may limit our ability to develop and commercialize new products, services, and technologies.

Our business can change unpredictably due to a variety of factors, including competition, regulation, legal proceedings, or other events, which could impact our funding needs or our cash flow from operations or increase our required capital expenditures. In addition, our estimates of the funds necessary to develop and commercialize our MAbs for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer or other diagnostic testing products or services may be inaccurate or we may acquire products or other assets in the future, in each case which could require additional funds. Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek the additional capital through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted and the terms may include liquidation or other preferences or rights that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Adequate funds, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. For example, the United States has recently experienced an economic recession, the long-term impact of which cannot be predicted. Furthermore, as a result of the recent volatility in domestic and international capital markets, the cost and availability of credit has been and may continue to be adversely affected as compared to its normal function. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Insufficient funds could cause us to delay, scale back, or choose not to develop and commercialize new products and technologies, including diagnostic testing products and services.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

Our principal executive offices are located at De Schiervellaan 3/B1, 3500 Hasselt, Belgium. We believe that the condition of our lease property is satisfactory, suitable, and adequate for our current needs.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCBB under the symbol “MBCI.” On March 1, 2010, the closing price for our common shares as reported on the OTCBB was $0.62.

The high and the low bid prices for our common shares are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTCBB for each of the quarters during the fiscal year ended December 31, 2009 and December 31, 2008:

For the Fiscal Year Ended December 31, 2009
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$1.00 $0.90 $1.50 $1.31	$0.50 $0.50 $0.75 $0.51

For the Fiscal Year Ended December 31, 2008
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$1.50 $1.45 $1.10 $1.00	$0.90 $1.00 $1.03 $1.00

Holders of our Common Shares

As of March 1, 2010, there were nine registered stockholders holding 60,399,725 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our equity compensation plan administrator is authorized to grant options to acquire, in aggregate, up to a total of 6,034,800 Common shares.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

Recent Developments

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender. On March 5, 2010, we entered into a conversion agreement with the lender to convert the loan into of 1,000,000 equity units consisting of common shares and non-transferable share purchase warrants.

On March 5, 2010, we closed a private placement consisting of 1,000,000 units of our securities at a price of $0.50 per unit, for aggregate proceeds of $500,000.

Over the next twelve months, we plan to:

  complete our Asian clinical study for the diagnosis of ovarian cancer;
  initiate additional anti-ovarian cancer multi-center clinical studies;
  initiate an anti-prostate cancer diagnosis clinical study;
  initiate the anti-breast cancer program, with the objective of creating novel MAbs against this cancer;
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs. The first antigens to be studied will be the melanoma- specific cancer markers through the application of our anti-melanoma MAbs; and
  hire an additional scientist for our Belgian subsidiary to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

For the years ended December 31, 2009 and December 31, 2008

We had no revenues for the period from May 8, 2006 (date of inception) through December 31, 2009. Beginning January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $956,838 for the year ended December 31, 2009, compared to $532,158 for the year ended December 31, 2008. The increase in general and administrative expenses was due to an increase in our activity level and expenses related to the grant of certain stock options. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, marketing and public relations, and professional fees.

Salaries and wages were $280,402 for year ended December 31, 2009, compared to $186,140 for the year ended December 31, 2008. The increase in salaries and wages is due to the fact that our employees were hired in mid-2008 compared to a full year of wages in 2009. Stock-based compensation expense for the year ended December 31, 2009, amounted to $236,894, compared to $6,410 for the year ended December 31, 2008. The increase in stock-based compensation expense was related to the grant of certain stock options to certain Directors and officers during the year ended December 31, 2009. Marketing and public relations amounted to $209,487 for the year ended December 31, 2009, compared to $11,606 for the year ended December 31, 2008. The increase in marketing and public relations expenses was due to agreements we entered into with third parties to provide us with investor and public relations services. Professional fees were $87,878 for the year ended December 31, 2009, compared to $159,572 for the year ended December 31, 2008. The decrease in professional fees was due to a decrease in startup activities of the Company.

Research and development expense was $402,657 for the year ended December 31, 2009, compared to $3,806 for the year ended December 31, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the year ended December 31, 2009, was $1,371,938 or $0.02 per share compared to $530,508 or $0.01 per share for the year ended December 31, 2008. The weighted average number of shares outstanding was 60,357,211 for the year ended December 31, 2009, compared to 43,097,814 (post forward stock split) for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009

As of December 31, 2009, our current assets were $278,086 and our current liabilities were $776,167, resulting in negative working capital of $498,081.

As of December 31, 2009, our total liabilities were $833,036 compared to total liabilities of $286,475 as of December 31, 2008. The increase in total liabilities as of December 31, 2009, compared to the year ended December 31, 2008, was due primarily to the $500,000 bridge loan we obtained in September 2009, as well as an increase in our general activity.

Stockholders’ equity as of December 31, 2009 was $18,104,598, compared to equity of $19,207,453 as of December 31, 2008. The decrease in stockholders’ equity is mainly a result of the deficit we accumulated since inception.

For the year ended December 31, 2009, net cash used in operating activities was $1,031,001 compared to net cash used in operating activities of $455,081 for the year ended December 31, 2008. Net cash used in operating activities for the year ended December 31, 2009, was comprised of a net loss of $1,371,938 (2008: $530,508), donated services, depreciation and amortization, and stock-based compensation of $322,749 (2008: $13,464), accounts receivable of $(21,360) (2008: -$10,574), prepaid expenses and other current assets of $(15,724) (2008: $20,463), and accounts payable and accrued liabilities $55,272 (2008: $93,000).

For the year ended December 31, 2009, net cash used in investing activities was $44,435 compared to net cash used in investing activities of $170,220 for the year ended December 31, 2008. The decrease in net cash used in investing activities for the period ended December 31, 2009, was mainly the result of a decrease in the purchase of equipment.

Net cash flows from financing activities for the year ended December 31, 2009, was $491,289 compared to net cash flows from financing activities of $1,444,210 for the year ended December 31, 2008. The decrease in net cash from financing activities for the period ended December 31, 2009, was the result of a private placement completed in 2008 with no similar transaction during 2009.

Contractual Obligations

Our contractual obligations consist mainly of payments related to capital and operating leases used in the operation of our business as well as short-term debt. The following table summarizes our contractual obligations as of December 31, 2009:

				2015 and
	2010	2011 & 2012	2013 & 2014	thereafter	Total
Operating leases	$27,089	$19,242	$0	$0	$46,331
Capital lease obligations	$36,272	$50,389	$6,480	$0	$93,141
Short-term debt	$558,258	$0	$0	$0	$558,258
Total contractual obligations	$621,619	$69,631	$6,480	$0	$697,730

Recent Private Placements

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. The loan was due to mature on September 2, 2010. On March 5, 2010, we entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70.

On March 5, 2010, we closed a private placement consisting of 1,000,000 units of our securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.60 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.70 per common share.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the end of fiscal 2010. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of December 31, 2009, and December 31, 2008, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

Income Taxes

We account for income taxes pursuant to ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of December 31, 2009, we have adopted a stock option plan and have granted stock options. Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements for further information.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
MabCure Inc.:

We have audited the accompanying consolidated balance sheets of MabCure Inc. (a Nevada corporation in the development stage) and subsidiary as of December 31, 2009, and 2008, and the related consolidated statements of operations and comprehensive (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009, and from inception (May 8, 2006) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MabCure Inc. and subsidiary as of December 31, 2009, and 2008, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2009, and from inception (May 8, 2006) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 15, 2010.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCESHEETS
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$214,480	$811,439
Accounts receivable - other	31,934	10,574
Prepaid expenses	31,672	16,586
Total current assets	278,086	838,599

Property and Equipment:
Computer & office equipment	11,295	3,084
Furniture & fixtures	8,464	8,198
Laboratory equipment	119,289	92,974
Vehicles	71,967	62,324
Website development costs	3,640	3,640
	214,655	170,220
Less: accumulated depreciation	(44,908)	(4,054)
Net property and equipment	169,747	166,166

Intellectual property	18,485,286	18,485,286
Deposits and other	4,515	3,877
Total Assets	$18,937,634	$19,493,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$152,272	$97,000
Due to related parties - Directors and officers	29,365	8,138
Current portion of capital lease obligations	36,272	31,473
Current portion of loans payable	558,258	58,258
Total current liabilities	776,167	194,869

Long-Term Debt, less current portion:
Capital lease obligations	56,869	91,606
Total liabilities	833,036	286,475

Commitments and Contingencies

Stockholders' equity
Common stock ($0.001 par value; authorized 1,500,000,000 shares; outstanding 60,399,725 and 60,348,000)	60,400	60,348
Additional paid-in capital	20,064,191	19,782,348
Donated capital	13,000	13,000
Accumulated other comprehensive income (loss)	(20,282)	(7,470)
(Deficit) accumulated during the development stage	(2,012,711)	(640,773)
Total stockholders’ equity	18,104,598	19,207,453
Total Liabilities and Stockholders' Equity	$18,937,634	$19,493,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE(LOSS)
FOR THEYEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009

	Year Ended December 31,		Cumulative
	2009	2008	from inception

Revenues	$-	$-	$-
Expenses:
Research and development	402,657	3,806	406,463

General and administrative-
Salaries and wages	280,402	186,140	466,542
Professional fees	87,878	159,572	347,715
Stock-based compensation	236,894	6,410	243,304
Marketing and public relations	209,487	11,606	221,093
Management and consulting	29,862	55,398	95,260
Travel	24,366	45,429	69,795
Insurance	34,731	14,080	48,811
Office	14,731	7,681	22,412
Depreciation and amortization	16,258	3,855	20,113
Meals and entertainment	9,576	10,491	20,067
Bank and other charges	5,145	12,996	18,141
Rent	6,276	6,826	13,102
Employee housing	299	11,674	11,973
Taxes and licenses	933	-	933
Total general and administrative	956,838	532,158	1,599,261

(Loss) from operations	(1,359,495)	(535,964)	(2,005,724)
Other Income (Expense):
Interest income	4,256	5,892	10,148
Other income	-	534	534
Interest expense	(16,699)	(970)	(17,669)
Total other income (expense):	(12,443)	5,456	(6,987)
(Loss) before income taxes	(1,371,938)	(530,508)	(2,012,711)
Provision for income taxes	-	-	-
Net (loss)	(1,371,938)	(530,508)	(2,012,711)
Comprehensive (Loss):
Foreign currency translation adjustment	(12,812)	(7,470)	(20,282)
Total Comprehensive (Loss)	(1,384,750)	(537,978)	(2,032,993)
Basic and diluted (loss) per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	60,357,211	43,097,814

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THEPERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2009
						(Deficit)
					Accumulated	Accumulated
					other	During the
	Common Stock		Additional Paid	Donated	comprehensive	Development
	Number	Amount	in Capital	Capital	income (loss)	Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	-	-	-	-	-	-
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	-	51,000
Donated services	-	-	-	4,000	-	-	4,000
(Loss) for the period	-	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	-	(4,000)	51,000
Donated services	-	-	-	6,000	-	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-	-
(Loss) for the period	-	-	-	-	-	(106,265)	(106,265)
Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	-	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	-	3,000
Common stock issued for cash	1,300,000	1,300	1,298,700	-	-	-	1,300,000
Common stock issued to founder	6,409,600	6,410	-	-	-	-	6,410
Common stock issued for purchase
of intellectual property	25,638,400	25,638	18,459,648	-	-	-	18,485,286
Foreign currency translation adjustment	-	-	-	-	(7,470)	-	(7,470)
(Loss) for the period	-	-	-	-	-	(530,508)	(530,508)
Balance, December 31, 2008	$60,348,000	$60,348	$19,782,348	$13,000	$(7,470)	$(640,773)	$19,207,453
Common stock issued for cash	-	-	-	-	-	-	-
Common stock issued for investor relations services	51,725	52	44,949	-	-	-	45,001
Stock-based compensation (options)			236,894				236,894
Foreign currency translation
adjustment	-	-	-	-	(12,812)	-	(12,812)
(Loss) for the period						(1,371,938)	(1,371,938)
Balance, December 31, 2009	$60,399,725	$60,400	$20,064,191	$13,000	$(20,282)	$(2,012,711)	$18,104,598

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THEYEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009

	Years ended December 31,		Cumulative
	2009	2008	from inception
Cash flows from operating activities:
Net (loss)	$(1,371,938)	$(530,508)	$(2,012,711)
Adjustments to reconcile Net (loss) to net cash used in
operating activities:
Depreciation	40,854	4,054	44,908
Donated services	-	3,000	13,000
Stock-based compensation	236,894	6,410	243,304
Common stock issued for investor relations services	45,001	-	45,001
Changes in net assets and liabilities:
Accounts receivable - Other	(21,360)	(10,574)	(31,934)
(Increase) in prepaid expenses and other current assets	(15,724)	(20,463)	(36,187)
Increase in accounts payable and accrued liabilities	55,272	93,000	152,272
Net cash (used in) operating activities	(1,031,001)	(455,081)	(1,582,347)

Cash flows from investing activities:
Capital expenditures	(44,435)	(170,220)	(214,655)
Net cash (used in) investing activities	(44,435)	(170,220)	(214,655)

Cash flows from financing activities:
Proceeds from loan payable	500,000	48,048	593,313
Payments on loan payable	-	(35,055)	(35,055)
Proceeds from capital lease obligations	-	154,054	154,054
Payments of principal on capital lease obligations	(29,938)	(30,975)	(60,913)
Proceeds from loans from related parties	36,641	52,443	94,296
Payments on loans from related parties	(15,414)	(44,305)	(64,931)
Issuance of common stock for cash	-	1,300,000	1,351,000
Net cash provided by financing activities	491,289	1,444,210	2,031,764

Effects of exchange rate changes on cash and cash equivalents	(12,812)	(7,470)	(20,282)

Net increase (decrease) during period	(596,959)	811,439	214,480
Cash and cash equivalents at beginning of period	811,439	-	-
Cash and cash equivalents at end of period	$214,480	$811,439	$214,480

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(6,699)	$(970)	$(7,669)
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On July 7, 2008, MabCure issued 25,638,400 shares of common stock for the purchase of intellectual property valued at $18,485,286. Refer to Note 2 for further details of this transaction.

On July 7, 2008, MabCure issued 6,409,600 shares of common stock to one of its founders valued at par, or $6,410, for his being one of the founders of our cancer therapy and detection business. Refer to Note 2 for further details of this transaction.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(1)      Summary of Significant Accounting Policies

     Basis of Presentation and Organization

MabCure Inc. (“MabCure” or the “Company”) was incorporated in the State of Nevada on May 8, 2006, under the name of Smartec Holdings, Inc. The Company originally was in the business of developing a detergent for removing pesticides from fruits and vegetables. Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company. On January 10, 2008, the Company changed name to MabCure Inc. to better reflect its new business plan. On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and the Company issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

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

On June 27, 2008, pursuant to the asset purchase agreement, the Company closed a private placement consisting of 1,300,000 units of MabCure’s securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share.

     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Belgian subsidiary, MabCure, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation

     Cash and Cash Equivalents

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
DECEMBER 31, 2009, AND 2008

Computers and office equipment	3 years
Computer software	3 years
Furniture and Fixtures	5-10 years
Equipment and tools	5 years
Vehicles	5 years

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

     Foreign Currency Translation

MabCure accounts for foreign currency translation pursuant to Accounting Standards Codification ("ASC") Topic 830. The functional currency of the Company’s Belgian subsidiary is the euro. Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company’s Belgian subsidiary are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related interim consolidated statements of operations and comprehensive (loss).

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

     Website Development Costs

The Company recognizes website development costs in accordance with ASC Topic 350. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of December 31, 2009, and 2008, the Company had capitalized $3,640 related to website development costs.

     Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009, and 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

     Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the consolidated financial statement classification of the assets and liabilities generating the differences.

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

     Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

On August 10, 2009, the Company granted to Directors and officers 420,000 options to purchase a like number of shares of common stock. In addition, on December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. As of December 31, 2009, 220,000 of such options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Risk-free interest rate	1.59%
Expected dividend yield	None
Expected life	2.84 years
Expected volatility	202.29%

The weighted-average grant-date fair value of options on December 31, 2009, was $0.75 per share.

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2009, the Company had 1,439,600,275 shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs (See note 4 above). On March 5, 2010, we entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70.

On March 5, 2010, we closed an offshore private placement consisting of 1,000,000 units of our securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.60 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.70 per common share.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

     Subsequent events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the year ended December 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 15, 2010, which was the date the financial statements were available to be issued.

     Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and revenues and expenses for the years ended December 31, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
DECEMBER 31, 2009, AND 2008

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

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued by Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2009, and 2008. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with ASC Topic 350, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

(4)      Loan Payable and Lease Obligations

Leases:

     Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of December 31, 2009, and 2008, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $93,141, and $123,079, respectively. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

     Operating Lease

The Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to office space for the years ended December 31, 2009, and 2008, amounted to $15,125 and $6,826, respectively. Lease expense related to employee housing for the years ended December 31, 2009, and 2008, was $21,282 and 2008 $11,674, respectively.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Future noncancellable minimum rental commitments for leases as of December 31, 2009, were as follows:

	Operating	Capital
Year	Leases	Leases
1 Year	$27,089	$41,061
2 Years	19,242	41,060
3 Years	-	13,266
4 Years	-	6,480
5 Years and over	-	-
Total	$46,331	101,867

Less - Amount representing interest		(8,726)
Present value of net minimum lease payments		93,141
Less - Current portion		(36,272)
Capital lease obligations, less current portion		$56,869

     Loan Payable

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender. The loan amount bears interest at a rate of six percent per annum, is unsecured, and matures on September 2, 2010. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of December 31, 2009, the amount due was $500,000.

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of December 31, 2009, and 2008, the amount due was $58,258 for both years.

(5)      Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its Directors for management fees, valued at $500 per month. As of June 30, 2008, the total value of donated services was $13,000, recorded under the “Stockholders’ equity” section of the consolidated balance sheets.

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
DECEMBER 31, 2009, AND 2008

On December 20, 2006, the Company issued 51,000,000 (post forward stock split) shares of common stock at a price of $0.001 per share for total proceeds of $51,000.

On December 11, 2007, 24,000,000 (post forward stock split) shares of common stock were returned to the treasury and retired. The par value of the returned shares of $24,000 was reallocated to additional paid-in capital.

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

On October 28, 2009, the Company issued 51,725 shares of common stock to a third party provider of investor relations services pursuant to a consulting agreement dated August 7, 2009. The value of the transaction was $45,001.

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

The following is a summary of stock option grants issued under the Plan:

In August 2009, the Company granted an option to each of two members of the Company’s Board of Directors to purchase 120,000 shares (total of 240,000 shares) of its common stock at an exercise price of $0.87 per share.

In August 2009, the Company granted an option to purchase 180,000 shares of its common stock at an exercise price of $0.87 per share to its Chief Financial Officer.

In December 2009, the Company granted an option to purchase 120,000 shares of its common stock at an exercise price of $0.65 per share to certain employees of the Company.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The following table summarizes stock option activity for the Company during the year ended December 31, 2009:

		Weighted	Weighted Average
	Options	Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2008	None
Granted	540,000	$0.82
Exercised	-	-
Forfeited or expired	-	-
Outstanding December 31, 2009	540,000	$0.82	4.68	$0
Vested and Exercisable at December 31, 2009	220,000	$0.83	4.67	$0

As of December 31, 2009, the total unrecognized compensation cost related to stock options amounted to $167,548, which will be recognized over the remaining requisite service period through August 2011.

(7)      Income Taxes

The components of income (loss) before income taxes consisted of the following:

	2009	2008

Income (loss) subject to U.S. income taxes only	$(889,064)	$(479,423)
Income (loss) subject to foreign income taxes only	(482,874)	(51,085)
	$(1,371,938)	$(530,508)

The Company is subject to U.S. federal income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income tax. According to Belgian tax law, there is no difference between taxable income and pretax income. The provision for income taxes for the years ended December 31, 2009, and 2008, were as follows (using a 34.0 percent effective Federal income tax rate and 33.99 percent standard Belgian income tax):

	2009	2008

Current Tax Provision:
Federal	$-	$-
Belgium	-	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal	$302,282	$163,004
Belgium	164,129	17,364
Change in valuation allowance	(466,411)	(180,368)
Total deferred tax provision	$-	$-

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008
Loss carryforwards	684,274	$217,863
Less - Valuation allowance	(684,274)	(217,863)

Total net deferred tax assets	$-	$-

As of December 31, 2009 and 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,012,711 and $640,773, respectively, which may be offset against future taxable income. The domestic net operating loss carryforwards start to expire in the year 2027. The Belgian net operating loss carryforwards start to expire in the year 2013. Belgian tax laws limit the amount of loss available to be offset against future taxable income when there is a change in the control of the Company, not justified by financial or economic reasons. Therefore, the amount available to offset future taxable income may be limited.

The Company has recorded a valuation allowance against all of its U.S. federal and state deferred tax assets at December 31, 2009, and 2008. No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8)      Related Party Transactions

As of December 31, 2009, and 2008, the Company owed to Directors and officers of the Company a total of $29,365 and $8,138, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)      Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of December 31, 2009.

On March 15, 2009, the Company entered into an agreement with a third party to provide investor and public relations services to the Company. The term of the agreement was 18 months, during which the Company undertook to pay to the third party $13,500 monthly for services provided. Also, as part of the agreement, the Company undertook to deliver two warrants to purchase a total of 300,000 shares (post forward stock split) of the Company’s common stock at $1.00 per share purchase price. The Company terminated the agreement on December 31, 2009 and the warrant exercise period has expired with no warrants having been exercised.

On August 7, 2009, the Company entered into an agreement with a third party to provide investor relations services to the Company. The agreement term was six months, during which the Company undertook to pay the third party $7,500 monthly for services provided, plus a retainer fee of $15,000. In addition, at the commencement of the agreement, the Company undertook to deliver 51,725 unregistered and restricted shares of the common stock of the Company. This agreement was terminated as of February 7, 2010.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(10)      Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 (ASC Topic 815), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 (ASC Topic 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 (ASC Topic 815) requires:

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

SFAS No. 161 (ASC Topic 815) is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of MabCure does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162 (ASC Topic 105), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 (ASC Topic 105) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

SFAS No. 162 (ASC Topic 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of MabCure does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 26, 2008, the FASB issued FASB Statement No. 163 (ASC Topic 944), “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 (ASC Topic 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (ASC Topic 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” SFAS No. 163 (ASC Topic 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (ASC Topic 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of MabCure does not expect the adoption of this pronouncement to have material impact on its consolidated financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164 (ASC Topic 958), “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”). SFAS No. 164 (ASC Topic 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (ASC Topic 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165 (ASC Topic 855), “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 (ASC Topic 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 (ASC Topic 855) provides:

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

On June 9, 2009, the FASB issued FASB Statement No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 (ASC Topic 860) revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167 (ASC Topic 810) "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 (ASC Topic 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 (ASC Topic 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(11)      Subsequent Events

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs (See note 4 above). On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, the Company issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On March 5, 2010, the Company closed an offshore private placement consisting of 1,000,000 units of securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.60 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.70 per common share

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Dr. Amnon Gonenne	66	President, Chief Executive Officer and Director	July 7, 2008
Itshak Zivan	57	Director	July 7, 2008
Dr. David S. Frank	64	Director	April 26, 2009
Dr. Elisha Orr	66	Executive Vice-President and Chief Scientific Officer	July 7, 2008
Ron Kalfus	35	Chief Financial Officer	November 7, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each Director, executive officer, and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Amnon Gonenne, President, Chief Executive Officer, and Director

Dr. Gonenne has more than twenty years experience in the biotechnology field. He has held a number of top executive positions including positions in regulatory affairs, supervision of international clinical trials, serving as Vice-President of Corporate Development for Biotechnology General Corp. in New York and serving as Chief Executive Officer of Immunotherapy Inc. in New York. He has played a significant role in the successful registration and licensing of several genetically engineered products in the United States, Israel, and Japan. Between the years 2000 and 2002, he served as Chief Executive Officer of a venture capital fund, Elscint Biomedical Investment (Israel), which made major investments in Gamida Cell Ltd. (Israel), a leading stem cell company. Since 2002, and prior to joining MabCure, Dr. Gonenne worked as an independent bio-tech consultant for start-up companies.

Dr. Gonenne received his Doctorate degree in Biochemistry and Biophysics from Syracuse University and completed his post-doctorate training at the University of California, San Diego Medical School.

The Board has concluded that Dr. Gonenne should serve as director of the Company because of his experience as one of the founders of the Company’s cancer therapy and detection business, his experience as the Company’s Chief Executive Officer, and his more than twenty years experience in the biotechnology field.

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

The Board has concluded that Mr. Zivan should serve as director of the Company because of his extensive analytical and financial skills, as well as his more than twenty years experience in business development and management.

Dr. David S. Frank, Director

Dr. Frank is the Managing Director of MEDx Associates, a consulting company in the field of diagnostics. He also serves as the Chairman of the Board of Nehora Photonics Ltd., a medical device company located in Israel. From 2007-2008, Dr. Frank served as a faculty member at the LAHAV-Tel Aviv University Graduate School of Business, where he taught “Health Care Technology” courses for bioscience entrepreneurs. From 1995-2007, Dr. Frank was the executive director of business development at Ortho-Clinical Diagnostics, a Johnson & Johnson company.

Dr. Frank received his Doctorate degree in Biochemistry from Cornell University.

The Board has concluded that Dr. Frank should serve as director of the Company because of his rich background in working for clinical diagnostics companies, his extensive knowledge of the bio-technology industry, and his experience in bio-technology business development.

Dr. Elisha Orr, Executive Vice-President, and Chief Scientific Officer

Dr. Orr is the developer of the MabCure technology and our novel MAbs. He has been serving as a senior research scientist at the University of Leicester, Department of Genetics, for the past thirty years. He has received awards from several institutions, among them the Wellcome Trust Personal Chair award for five years in 1987, the Royal Society (UK) award for a visiting professorship in Israel in 1994, a European Union award for a visiting professorship in Israel in 1998 and several long and short-term awards from the European Molecular Biology Organization (EMBO). Dr. Orr has been a visiting professor at Tel Aviv University since 2006.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage, it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage –obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Dr. Gonenne is uniquely suited to fulfill both positions of responsibility because he possesses both the strategic vision as well as the hands-on management experience that the Company needs to execute its business plan.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our Directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our Directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Shares and other equity securities, on Forms 3, 4 and 5 respectively. Directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities were complied with.

Audit Committee

We do not presently have a separately constituted audit committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the entire Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2009, are set out in the summary compensation table below:

  our Chief Executive Officer (Principal Executive Officer);
  our Chief Financial Officer (Principal Financial Officer);
  each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2009; and
  up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2009;

  (Collectively, the “Named Executive Officers”):
SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne(1)	2009 2008	168,000 80,839	0 0	0 6,410(4)	0 0	0 0	0 0	0 0	168,000 87,249
Ron Kalfus(2)	2009 2008	96,000 37,935	0 0	0 0	66,764(6) 0	0 0	0 0	0 0	162,764 37,935
Dr. Elisha Orr(3)	2009 2008	141,396 67,366	0 0	0 0(5)	0 0	0 0	0 0	0 0	141,396 67,366

Notes:

(1)	Dr. Gonenne has been our President, Chief Executive Officer (Principal Executive Officer), and a Director since July 7, 2008.

(2)	Mr. Kalfus has been our Chief Financial Officer (Principal Financial Officer) since November 7, 2008.

(3)	Dr. Orr has been our Chief Scientific Officer since July 7, 2008.

(4)

Dr. Gonenne received founders shares valued at $6,410 pursuant to the January 10, 2008 asset purchase agreement. Please see Item 12 entitled, “Security Ownership of Certain Beneficial Owners and Management” below.

(5)

Indigoleaf Associates Ltd., a company wholly owned by Dr. Orr, received stock valued at $18,485,286 pursuant to the January 10, 2008 asset purchase agreement. Please see Item 12 entitled, “Security Ownership of Certain Beneficial Owners and Management” below.

(6)	Mr. Kalfus granted 180,000 options to purchase a like number of shares of common stock.

Stock option grants

The following table sets forth information as of December 31, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ron Kalfus	60,000	120,000	0	$0.87	August 10, 2014

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

As of July 7, 2008, we entered into an employment agreement with Dr. Elisha Orr, pursuant to which Dr. Orr serves as our Executive Vice-President and Chief Scientific Officer. Dr. Orr was employed by MabCure until December 31, 2008, at which time the employment agreement was terminated and he was retained as a consultant by our Belgian subsidiary pursuant to a management services agreement. In consideration for his management services, we pay him a net annual consultancy fee of $90,951, plus reasonable and justified out-of-pocket expenses. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

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

Director Compensation

Our Board of Directors has adopted that each Director of the Company receive: (i) a $4,000 annual payment for services rendered as a Director; (ii) an additional $8,000 annual payment for serving on one or more committees of the Board; and (iii) reimbursement for any reasonable expenses incurred in the performance of the duties and functions of a Director. During 2009 and 2008, we paid $2,000 and $4,187, respectively, to Directors of the Company and owe an additional $6,333 and $1,333, respectively, for the services of our Directors during 2009 and 2008.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2009
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne	0	0	0	0	0	0	0
Itshak Zivan	$4,000	0	92,700(1)	0	0	0	$96,700
Dr. David S. Frank	$3,000	0	52,825(2)	0	0	0	$55,825
Notes:
(1)	Mr. Zivan granted 120,000 options to purchase a like number of shares of common stock.
(2)	Dr. Frank granted 120,000 options to purchase a like number of shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Indigoleaf Associates Ltd.(3) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	25,638,400(4)	42.45%
Dr. Amnon Gonenne(5) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	6,409,600(6)	10.61%
Ron Kalfus(7)	N/A	0	0.00%
Directors and Executive Officers as a Group	Common Stock	32,048,000	53.06%

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

(2)	Based on 60,399,725 shares of common stock issued and outstanding as of December 31, 2009.

(3)	Dr. Elisha Orr, our Chief Scientific Officer, is the sole shareholder of Indigoleaf Associates Ltd.

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

(7)	Mr. Kalfus is our Chief Financial Officer.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	540,000	0.75	5,494,800
Equity compensation plans not approved by security holders	0	0	0
Total	540,000	0.75	5,494,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As of December 31, 2009, we owed to certain of our Directors and officers $29,365 for various working capital loans received by us through December 31, 2009. The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 2, 2009, we entered into an amendment to the January 10, 2008, asset purchase agreement, pursuant to which parties corrected the asset purchase agreement to reflect the original intention of the parties that the 6,409,600 shares of our common stock that had been issued to Dr. Gonenne had been issued to Dr. Gonenne as founders shares in consideration for his being one of the founders of our cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of common stock, are subject to a lapsing repurchase right that may be exercised by us in the event Dr. Gonenne’s employment agreement with us is terminated within 18 months of July 7, 2008. The 4,807,200 shares of our common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval Dr. Gonenne continues to be retained by us pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

Dr. Amnon Gonenne is not an Independent Director of the Company as he is an executive officer. Mr. Itshak Zivan and Dr. David S. Frank are Independent Directors. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

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

	December 31, 2009(1)	December 31, 2008
Audit Fees	$12,000	$12,000
Audit Related Fees	0	0
Tax Fees	$1,250	0
All Other Fees	0	0

Notes:

(1)	For the year ended December 31, 2009, principal accountants of the Company were Davis Accounting Group P.C.
(2)	For the year ended December 31, 2008, principal accountants of the Company were as follows:
	a.	From November 3, 2008 until December 31, 2008: Davis Accounting Group P.C
	b.	From January 1, 2008 until November 3, 2008: Maddox Ungar Silberstein, PLLC

In each of the last two fiscal years ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

          (3) Exhibits. See Item 15(b) below.

(b)      Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).
3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).
3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.1.1	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.5.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.7.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.8.1*	Termination of Employment Agreement with Dr. Elisha Orr.
10.8.2*	Management Services Agreement effective as of January 1, 2009 with Dr. Elisha Orr.
10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).
10.10	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009)
10.11	Loan Agreement by and between Registrant and Chrysler Enterprises Ltd. dated September 2, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2009).
10.12	Conversion Agreement by and between Registrant and Chrysler Enterprises Ltd. executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).
10.13	Subscription Agreement by and between Registrant and investor executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

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

Dated: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Amnon Gonenne	By:	/s/ Ron Kalfus
	Name: Dr. Amnon Gonenne		Name: Ron Kalfus
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial and Accounting Officer)

Dated: March 24, 2010
[Only one additional Director signature is required]

By:	/s/ Dr. David S. Frank	By:	/s/ Itshak Zivan
	Name: Dr. David S. Frank		Name: Itshak Zivan
	Title: Director		Title: Director

Dated: March 24, 2010