Form 10-Q
period 2010-03-31
MABCURE INC.
filed 2010-05-14
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [   ]   No [X]

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

As of May 12, 2010, there were 62,399,725 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$439,027	$214,480
Accounts receivable - Other	35,415	31,934
Prepaid expenses	9,224	31,672
Total current assets	483,666	278,086

Property and Equipment:
Computer and office equipment	11,570	11,295
Furniture and fixtures	8,285	8,464
Laboratory equipment	114,641	119,289
Vehicles	67,559	71,967
Website development costs	3,640	3,640
	205,695	214,655
Less: accumulated depreciation and amortization	(53,160)	(44,908)
Net property and equipment	152,535	169,747

Intellectual property	18,485,286	18,485,286
Deposits and other	4,238	4,515
Total Assets	$19,125,725	$18,937,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$106,973	$152,272
Due to related parties - Directors and officers	20,614	29,365
Current portion of capital lease obligations	34,523	36,272
Current portion of loans payable	58,258	558,258
Total current liabilities	220,368	776,167

Long-Term Debt, less current portion:
Capital lease obligations	44,575	56,869
Total liabilities	264,943	833,036

Stockholders' equity
Common stock ($0.001 par value; authorized 1,500,000,000 shares; outstanding 62,399,725 and 60,399,725)	62,400	60,400
Additional paid-in capital	21,125,048	20,064,191
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(28,788)	(20,282)
(Deficit) accumulated during the development stage	(2,310,878)	(2,012,711)
Total stockholders’ equity	18,860,782	18,104,598
Total Liabilities and Stockholders' Equity	$19,125,725	$18,937,634

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-
Expenses:
Research and development	112,482	73,470	518,945
Stock-based compensation	47,446	-	290,750
General and administrative	131,635	152,463	1,487,058
Total expenses	291,563	225,933	2,296,753

(Loss) from operations	(291,563)	(225,933)	(2,296,753)
Other Income (Expense):
Interest income	145	2,266	10,293
Interest expense	(6,749)	(1,839)	(24,418)
Total other income (expense):	(6,604)	427	(14,125)
(Loss) before income taxes	(298,167)	(225,506)	(2,310,878)
Provision for income taxes	-	-	-
Net (loss)	$(298,167)	$(225,506)	$(2,310,878)
Comprehensive (Loss):
Foreign currency translation adjustment	(8,506)	(922)	(28,788)
Total Comprehensive (Loss)	$(306,673)	$(226,428)	$(2,339,666)

Basic and diluted (Loss) Per Share	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	60,999,725	60,348,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months ended March 31,		Cumulative
	2010	2009	from inception
Cash flows from operating activities:
Net (loss)	$(298,167)	$(225,506)	$(2,310,878)
Adjustments to reconcile Net (loss) to net cash used in operating activities:
Depreciation and amortization	8,252	8,379	53,160
Donated services	-	-	13,000
Stock-based compensation	47,446	-	290,750
Common stock issued for investor relations services	-	-	45,001
Accrued interest converted to additional paid-in capital	15,411	-	15,411
Changes in net assets and liabilities:
Accounts receivable - Other	(3,481)	(5,421)	(35,415)
Prepaid expenses and other current assets	22,725	9,500	(13,462)
Accounts payable and accrued liabilities	(45,299)	52,916	106,973
Net cash (used in) operating activities	(253,113)	(160,132)	(1,835,460)

Cash flows from investing activities:
Capital expenditures and adjustments	8,960	(8,210)	(205,695)
Net cash (used in) investing activities	8,960	(8,210)	(205,695)

Cash flows from financing activities:
Proceeds from loan payable	-	-	593,313
Payments on loan payable	-	-	(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(14,043)	(13,359)	(74,956)
Proceeds from loans from related parties	4,484	7,560	97,752
Payments on loans from related parties	(13,235)	-	(77,138)
Issuance of common stock for cash	500,000	-	1,851,000
Net cash provided by financing activities	477,206	(5,799)	2,508,970

Effects of exchange rate changes on cash and cash equivalents	(8,506)	(922)	(28,788)

Net increase (decrease) during period	224,547	(175,063)	439,027
Cash and cash equivalents at beginning of period	214,480	811,439	-
Cash and cash equivalents at end of period	$439,027	$636,376	$439,027

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(1,338)	$(1,839)	$(9,007)
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On July 7, 2008, MabCure issued 25,638,400 shares of common stock for the purchase of intellectual property valued at $18,485,286. Refer to Note 2 for further details of this transaction.

On July 7, 2008, MabCure issued 6,409,600 shares of common stock to one of its founders valued at par, or $6,410. See Note 2 for further details of this transaction.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(1)        Basis of Presentation and Summary of Significant Accounting Policies

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

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of MabCure as of March 31, 2010, and December 31, 2009, and for the three-month periods ended March 31, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months then ended, and cumulative from inception. The accompanying consolidated balance sheet as of March 31, 2010, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations and comprehensive (loss) for the three-month period ended March 31, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended March 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

Website Development Costs

The Company recognizes website development costs in accordance with ASC Topic 350. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of March 31, 2010, and December 31, 2009, the Company had capitalized $3,640 related to website development costs.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010, and December 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

On August 10, 2009, the Company granted to Directors and officers 420,000 options to purchase a like number of shares of common stock. In addition, on December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. As of March 31, 2010, 220,000 of such options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Risk-free interest rate	1.59%
Expected dividend yield	None
Expected life	2.84 years
Expected volatility	202.29%

The weighted-average grant-date fair value of options on March 31, 2010, was $0.75 per share.

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2010, the Company had 1,437,600,275 shares of authorized, but unissued common stock.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for working capital needs. On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest were converted into equity securities. In full repayment of the loan and all accrued interest, the Company issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70.

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

Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and revenues and expenses for the three months ended March 31, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Reclassification

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Further, as of March 31, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)        Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, valued at $18,486,286, and the Company issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

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

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued by Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying interim consolidated balance sheets as of March 31, 2010, and December 31, 2009. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with ASC Topic 350, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

(4)        Loans Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of March 31, 2010, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $79,098. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Operating Lease

The Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to three years through September 2011. Lease expense related to office space for the three months ended March 31, 2010, and 2009, amounted to $3,118 and $5,276, respectively. Lease expense related to employee housing for the three months ended March 31, 2010, and 2009, was $3,429 and $5,866, respectively.

Future noncancellable minimum rental commitments for leases as of March 31, 2010, were as follows:

	Operating	Capital
Year	Leases	Leases
1 Year	$25,430	$38,545
2 Years	11,706	32,099
3 Years	-	9,263
4 Years	-	6,083
5 Years and over	-	-
Total	$37,136	85,990

Less - Amount representing interest		(6,892)
Present value of net minimum lease payments		79,098
Less - Current portion		(34,523)
Capital lease obligations, less current portion		$44,575

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

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of March 31, 2010, and 2009, the amount due was $58,258 for both years.

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
MARCH 31, 2010, AND 2009
(Unaudited)

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
MARCH 31, 2010, AND 2009
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

The following table summarizes stock option activity for the Company during the three months ended March 31, 2010:

		Weighted	Weighted Average
	Options	Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2009	None
Granted	540,000	$0.82
Exercised	-	-
Forfeited or expired	-	-
Outstanding March 31, 2010	540,000	$0.82	4.44	$0
Vested and Exercisable at March 31, 2010	220,000	$0.82	4.44	$0

As of March 31, 2010, the total unrecognized compensation cost related to stock options amounted to $120,102, which will be recognized over the remaining requisite service period through August 2011.

(7)        Income Taxes

The components of income (loss) before income taxes consisted of the following:

	2010	2009

Income (loss) subject to U.S. income taxes only	$(152,431)	$(102,021)
Income (loss) subject to foreign income taxes only	(145,736)	(123,485)
	$(298,167)	$(225,506)

The Company is subject to U.S. federal income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income tax. According to Belgian tax law, there is no difference between taxable income and pretax income. The provision for income taxes for the three months ended March 31, 2010, and 2009, were as follows (using a 34.0 percent effective Federal income tax rate and 33.99 percent standard Belgian income tax):

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	101,377	$76,672
Change in valuation allowance	(101,377)	(76,672)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	785,699	$684,322
Less - Valuation allowance	(785,699)	(684,322)
Total net deferred tax assets	$-	$-

As of March 31, 2010, and 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,310,878 and $866,279, respectively, which may be offset against future taxable income. The domestic net operating loss carryforwards start to expire in the year 2027. The Belgian net operating loss carryforwards start to expire in the year 2013. Belgian tax laws limit the amount of loss available to be offset against future taxable income when there is a change in the control of the Company, not justified by financial or economic reasons. Therefore, the amount available to offset future taxable income may be limited.

The Company has recorded a valuation allowance against all of its U.S. federal and state deferred tax assets at March 31, 2010, and December 31, 2009. No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8)        Related Party Transactions

As of March 31, 2010, and December 31, 2009, the Company owed to Directors and officers of the Company a total of $20,614 and $29,365, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)        Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of March 31, 2010.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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
MARCH 31, 2010, AND 2009
(Unaudited)

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have material impact on the financial statements of the Company.

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

SFAS No. 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following: our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues; we face competition from several companies with greater financial, personnel and research and development resources than ours; delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis; biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving; we may become subject to product liability claims, which could result in damages that exceed our insurance coverage; we may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers; the commercialization of our product candidates may not be profitable; Our business could suffer if we cannot attract, retain and motivate skilled personnel and general economic conditions. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 24, 2010.

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors issued a going concern opinion for our Annual Reports for the years ended December 31, 2009, and 2008. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The notes to the consolidated financial statements in the quarterly report further discuss this matter as of March 31, 2010.

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
  initiate additional anti-ovarian cancer clinical studies;
  initiate an anti-prostate cancer diagnosis clinical study; and
  hire an additional scientist for our Belgian subsidiary to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

For the three months ended March 31, 2010 versus 2009

We have had no revenues for the period from May 8, 2006 (date of inception) through March 31, 2010. Beginning January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

General and administrative expenses were $131,635 for the three months ended March 31, 2010, compared to $152,463 for the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily due to increased efficiency in operations. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, marketing and public relations, and professional fees.

Research and development expenses were $112,482 for the three months ended March 31, 2010, compared to $73,470 for the three months ended March 31, 2009. The increase in research and development expenses was primarily due to the commencement of our clinical trials to diagnose ovarian cancer, which began in January 2010, following the execution of our research agreement with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists, as well as payments under our research agreements.

Our net loss for the three months ended March 31, 2010, was $298,167 or $0.00 per share compared to $225,506 or $0.00 per share for the three months ended March 31, 2009. The weighted average number of shares outstanding was 60,999,725 for the three months ended March 31, 2010, compared to 60,348,000 (post forward stock split) for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010

As of March 31, 2010, the Company had cash and cash equivalents of $439,027 compared to $214,480 as of December 31, 2009. Current assets were $483,666 and our current liabilities were $220,368, resulting in working capital of $263,298.

We can give no assurance that we will be able to obtain additional capital or that any additional capital that we are able to obtain will be sufficient to meet our needs, which raises substantial doubt about our ability to continue operating as a going concern. We do not have any bank credit lines. We currently plan to attempt to obtain financing through the sale of additional equity. In addition, we may seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We can give no assurances that we will be able to obtain any additional funding from either of these sources, or that such funding will be available to us on favorable terms. Given the current pace of clinical development of our products, we estimate that we have sufficient cash on hand to fund clinical development only into mid-2010. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

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

Going Concern

Our registered independent auditors included an explanatory paragraph in our Annual Report on Form 10-K for the year ended December 31, 2009, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of March 31, 2010, and December 31, 2009, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of March 31, 2010, we have adopted a stock option plan and have granted stock options. Refer to Note 1 and Note 6 to the Notes to Consolidated Financial Statements for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 to the Consolidated Financial Statements entitled “Recent Accounting Pronouncements” included in this Annual Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

As of March 31, 2010, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.      Risk Factors.

Not Applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        (Removed and Reserved).

Not applicable.

Item 5.        Other Information.

None.

Item 6.        Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Conversion Agreement with Chrysler Enterprises Ltd., signed on March 5, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.2	Subscription Agreement with Blue Water Financial Ltd., signed on March 5, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
May 14, 2010

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
May 14, 2010