Form 10-Q
period 2010-06-30
MABCURE INC.
filed 2010-08-10
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 9, 2010, there were 62,399,725 shares of the Registrant's common stock issued and outstanding.

MABCURE INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1. Financial Statements - Unaudited	3

Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009	3

Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months and Six Months Ended June 30, 2010, and 2009, and Cumulative from Inception	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010, and 2009, and Cumulative from Inception	5

Notes to Consolidated Financial Statements June 30, 2010, and 2009	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II – Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$243,802	$214,480
Accounts receivable - Other	34,669	31,934
Prepaid expenses	12,559	31,672
Total current assets	291,030	278,086

Property and Equipment:
Computer and office equipment	11,085	11,295
Furniture and fixtures	8,030	8,464
Laboratory equipment	104,471	119,289
Vehicles	61,297	71,967
Website development costs	3,640	3,640
	188,523	214,655
Less: Accumulated depreciation and amortization	(58,631)	(44,908)
Net property and equipment	129,892	169,747

Other Assets:
Intellectual property	18,485,286	18,485,286
Deposits and other	3,846	4,515
Total other assets	18,489,132	18,489,801
Total Assets	$18,910,054	$18,937,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$127,896	$152,272
Due to related parties - Directors and officers	13,665	29,365
Current portion of capital lease obligations	31,760	36,272
Current portion of loans payable	58,258	558,258
Total current liabilities	231,579	776,167

Long-Term Debt, less current portion:
Capital lease obligations	32,338	56,869
Total liabilities	263,917	833,036

Commitments and Contingencies

Stockholders' equity:
Common stock ($0.001 par value; 1,500,000,000 shares authorized; 62,399,725 and 60,399,725 shares issued and outstanding in 2010 and 2009, respectively)	62,400	60,400
Additional paid-in capital	21,149,009	20,064,191
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(39,033)	(20,282)
(Deficit) accumulated during the development stage	(2,539,239)	(2,012,711)
Total stockholders’ equity	18,646,137	18,104,598
Total Liabilities and Stockholders' Equity	$18,910,054	$18,937,634

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	83,441	51,156	195,010	125,148	601,473
Stock-based compensation	23,961	-	71,407	-	314,711
General and administrative	119,635	233,082	252,615	384,474	1,608,038
Total expenses	227,037	284,238	519,032	509,622	2,524,222

(Loss) from operations	(227,037)	(284,238)	(519,032)	(509,622)	(2,524,222)
Other Income (Expense):
Interest income	224	992	370	3,258	10,518
Interest expense	(1,122)	(1,654)	(7,866)	(3,499)	(25,535)
Total other income (expense):	(898)	(662)	(7,496)	(241)	(15,017)
(Loss) before income taxes	(227,935)	(284,900)	(526,528)	(509,863)	(2,539,239)
Provision for income taxes	-	-	-	-	-
Net (loss)	$(227,935)	$(284,900)	$(526,528)	$(509,863)	$(2,539,239)
Comprehensive (Loss):
Foreign currency translation adjustment	(10,245)	(1,467)	(18,751)	(2,389)	(39,033)
Total Comprehensive (Loss)	$(238,180)	$(286,367)	$(545,279)	$(512,252)	$(2,578,272)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	62,399,725	60,348,000	61,703,592	60,348,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2010
(Unaudited)

	Six Months ended June 30,		Cumulative
	2010	2009	from inception
Cash flows from operating activities:
Net (loss)	$(526,528)	$(509,863)	$(2,539,239)
Adjustments to reconcile Net (loss) to net cash used in operating activities:
Depreciation and amortization	13,723	18,969	58,631
Donated services	-	-	13,000
Stock-based compensation	71,407	-	314,711
Common stock issued for investor relations services	-	-	45,001
Changes in net assets and liabilities:
Accounts receivable - Other	(2,735)	(8,490)	(34,669)
Prepaid expenses and other current assets	19,782	(13,832)	(16,405)
Accounts payable and accrued liabilities	(8,965)	120,457	143,307
Net cash (used in) operating activities	(433,316)	(392,759)	(2,015,663)

Cash flows from investing activities:
Capital expenditures and adjustments	26,132	(23,489)	(188,523)
Net cash provided by (used in) investing activities	26,132	(23,489)	(188,523)

Cash flows from financing activities:
Proceeds from loan payable	-	-	593,313
Payments on loan payable	-	-	(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(29,043)	(14,736)	(89,956)
Proceeds from loans from related parties	10,207	18,990	99,115
Payments on loans from related parties	(25,907)	(6,206)	(85,450)
Issuance of common stock for cash	500,000	-	1,851,000
Net cash provided by (used in) financing activities	455,257	(1,952)	2,487,021

Effects of exchange rate changes on cash and cash equivalents	(18,751)	(2,389)	(39,033)

Net increase (decrease) during period	29,322	(420,589)	243,802
Cash and cash equivalents at beginning of period	214,480	811,439	-
Cash and cash equivalents at end of period	$243,802	$390,850	$243,802

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(2,455)	$(3,499)	$(10,124)
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On July 7, 2008, MabCure issued 25,638,400 shares of common stock for the purchase of intellectual property valued at $18,485,286. Refer to Note 3 for further details of this transaction.

On July 7, 2008, MabCure issued 6,409,600 shares of common stock to one of its founders valued at par, valued at $6,410. Refer to Note 3 for further details of this transaction.

On March 5, 2010, MabCure entered into a conversion agreement wherein the Company exchanged $500,000 in outstanding debt and related accrued interest of $15,411 for equity securities. Refer to Note 6 for further details of this transaction.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

On October 30, 2008, the Company established MabCure, N.V., a wholly owned subsidiary, in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Belgian subsidiary, MabCure, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of MabCure as of June 30, 2010, and December 31, 2009, and for the three-month and six-month periods ended June 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and six months then ended, and cumulative from inception. The accompanying consolidated balance sheet as of June 30, 2010, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations and comprehensive (loss) for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

       Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and betterments are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. The estimated useful lives for significant property and equipment categories are as follows:

Computer and office equipment	3 years
Computer software	3 years
Furniture and fixtures	5-10 years
Laboratory equipment	5 years
Vehicles	5 years

       Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended June 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

       Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

       Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

       Website Development Costs

The Company recognizes website development costs in accordance with ASC Topic 350. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of June 30, 2010, and December 31, 2009, the Company had capitalized $3,640 related to website development costs, which are being amortized over a period of three years.

       Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010, and December 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

On August 10, 2009, the Company granted to Directors and officers 420,000 options to purchase a like number of shares of common stock. In addition, on December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. As of June 30, 2010, 340,000 of such options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Risk-free interest rate	1.59%
Expected dividend yield	None
Expected life	2.84 years
Expected volatility	202.29%

The weighted-average grant-date fair value of options on June 30, 2010, was $0.75 per share.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2010, the Company had 1,437,600,275 shares of authorized, but unissued common stock.

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

On March 5, 2010, the Company closed an offshore private placement consisting of 1,000,000 units of its securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. Each unit consisted of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.60 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the private placement agreement, at an exercise price of $0.70 per common share.

       Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and revenues and expenses for the three and six-month periods ended June 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

       Reclassification

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)        Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 (post forward stock split) shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, valued at $18,485,286, and the Company issued 6,409,600 (post forward stock split) shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

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

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued by Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying interim consolidated balance sheets as of June 30, 2010, and December 31, 2009. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with ASC Topic 350, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(4)        Loans Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of June 30, 2010, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $64,098. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

Operating Lease

The Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to two years through September 2011. Lease expense related to office space for the three and six months ended June 30, 2010, amounted to $2,994 and $5,988, respectively, and for the three and six months ended June 30, 2009, amounted to $3,148 and $8,471, respectively. Lease expense related to employee housing for the three and six months ended June 30, 2010, was $3,293 and $6,586, respectively, and for the three months ended June 30, 2009, was $6,109 and $12,152, respectively.

Future noncancellable minimum rental commitments for leases as of June 30, 2010, were as follows:

	Operating	Capital
Year	Leases	Leases
1 Year	$23,073	$34,973
2 Years	4,853	24,067
3 Years	-	10,238
4 Years	-	-
5 Years and over	-	-
Total	$27,926	69,278

Less - Amount representing interest		(5,180)
Present value of net minimum lease payments		64,098
Less - Current portion		(31,760)
Capital lease obligations, less current portion		$32,338

Loans Payable:

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, the Company issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of US$0.70. The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of June 30, 2010, and 2009, the amount due was $58,258 for both years.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

Beginning July 1, 2008, the Company no longer recorded donated services of Directors. Services performed by Company Directors are being paid using cash, and expensed as incurred.

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
JUNE 30, 2010, AND 2009
(Unaudited)

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2010:

		Weighted	Weighted Average
	Options	Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2009	540,000	$0.82
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding June 30, 2010	540,000	$0.82	4.19	$0
Vested and Exercisable at June 30, 2010	340,000	$0.84	4.15	$0

As of June 30, 2010, the total unrecognized compensation cost related to stock options amounted to $87,751, which will be recognized over the remaining requisite service period through August 2011.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(7)        Income Taxes

At June 30, 2010 and 2009, the components of income (loss) before income taxes consisted of the following:

	2010	2009

Income (loss) subject to U.S. income taxes only	$(278,523)	$(273,273)
Income (loss) subject to foreign income taxes only	(248,005)	(236,590)
	$(526,528)	$(509,863)

The Company is subject to U.S. federal income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income tax. According to Belgian tax law, there is no difference between taxable income and pretax income. The provision for income taxes for the six months ended June 30, 2010, and 2009, were as follows (using a 34.0 percent effective Federal income tax rate and 33.99 percent standard Belgian income tax):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$179,020	$173,353
Change in valuation allowance	(179,020)	(173,353)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$863,341	$684,322
Less - Valuation allowance	(863,341)	(684,322)

Total net deferred tax assets	$-	$-

As of June 30, 2010, and 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,539,239 and $1,150,636, respectively, which may be offset against future taxable income. The domestic net operating loss carryforwards begin to expire in the year 2027. The Belgian net operating loss carryforwards begin to expire in the year 2013. Belgian tax laws limit the amount of loss available to be offset against future taxable income when there is a change in the control of the Company, not justified by financial or economic reasons. Therefore, the amount available to offset future taxable income may be limited.

The Company has recorded a valuation allowance against all of its U.S. federal and state deferred tax assets at June 30, 2010, and December 31, 2009. No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(8)        Related Party Transactions

As of June 30, 2010, and December 31, 2009, the Company owed to Directors and officers of the Company a total of $13,665 and $29,365, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)        Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of June 30, 2010.

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

(10)      Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”). Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right. ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors issued a going concern opinion for our Annual Reports for the years ended December 31, 2009, and 2008. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The notes to the consolidated financial statements in this Quarterly Report further discuss this matter as of June 30, 2010.

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

RESULTS OF OPERATIONS

We have had no revenues for the period from May 8, 2006 (date of inception) through June 30, 2010. Beginning in January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

For the three months ended June 30, 2010 compared to June 30, 2009

General and administrative expenses were $119,635 for the three months ended June 30, 2010, compared to $233,082 for the three months ended June 30, 2009. The decrease in general and administrative expenses was primarily due to a reduction in marketing and public relations expenses as well as a reduction in consulting fees. General and administrative expenses primarily consist of salaries and wages and stock-based compensation.

Research and development expenses were $83,441 for the three months ended June 30, 2010, compared to $51,156 for the three months ended June 30, 2009. The increase in research and development expenses was primarily due to the commencement of our clinical trials to diagnose ovarian cancer, which began in January 2010, following the execution of our research agreement with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists, as well as payments under our research agreements.

Our net loss for the three months ended June 30, 2010, was $227,935, or $0.00 per share, compared to $284,900, or $0.00 per share, for the three months ended June 30, 2009. The weighted average number of shares outstanding was 62,399,725 for the three months ended June 30, 2010, compared to 60,348,000 (post forward stock split) for the three months ended June 30, 2009.

For the six months ended June 30, 2010 compared to June 30, 2009

General and administrative expenses were $252,615 for the six months ended June 30, 2010, compared to $384,474 for the six months ended June 30, 2009. The decrease in general and administrative expenses was primarily due to a reduction in marketing and public relations expenses as well as a reduction in consulting fees. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, marketing and public relations, and professional fees.

Research and development expenses were $195,010 for the six months ended June 30, 2010, compared to $125,148 for the six months ended June 30, 2009. The increase in research and development expenses was primarily due to the commencement of our clinical trials to diagnose ovarian cancer, which began in January 2010, following the execution of our research agreement with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists, as well as payments under our research agreements.

Our net loss for the six months ended June 30, 2010, was $526,528, or $0.01 per share, compared to $509,863, or $0.01 per share, for the six months ended June 30, 2009. The weighted average number of shares outstanding was 61,703,592 for the six months ended June 30, 2010, compared to 60,348,000 (post forward stock split) for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010

As of June 30, 2010, the Company had cash and cash equivalents of $243,802 compared to $214,480 as of December 31, 2009. Current assets were $291,030 and our current liabilities were $231,579, resulting in positive working capital of $59,451.

We can give no assurance that we will be able to obtain additional capital or that any additional capital that we are able to obtain will be sufficient to meet our needs, which raises substantial doubt about our ability to continue operating as a going concern. We do not have any bank credit lines. We currently plan to attempt to obtain financing through the sale of additional equity. In addition, we may seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We can give no assurances that we will be able to obtain any additional funding from either of these sources, or that such funding will be available to us on favorable terms. Given the current pace of clinical development of our products, we estimate that we have sufficient cash on hand to fund clinical development only through the third quarter of 2010. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

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

Going Concern

Our registered independent auditors included an explanatory paragraph in our Annual Report on Form 10-K for the year ended December 31, 2009, regarding concerns about our ability to continue as a going concern. Our financial statements, provided elsewhere in this Quarterly Report, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of June 30, 2010, and December 31, 2009, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of June 30, 2010, we have adopted a stock option plan and have granted stock options. Refer to Note 1 and Note 6 to the Notes to Consolidated Financial Statements for further information.

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

As of June 30, 2010, the end of the six-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 10, 2010

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
August 10, 2010

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
August 10, 2010