Form 10-Q
period 2010-09-30
MABCURE INC.
filed 2010-11-12
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

As of November 10, 2010, there were 62,399,725 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$47,253	$214,480
Accounts receivable - Other	42,167	31,934
Prepaid expenses	10,379	31,672
Total current assets	99,799	278,086

Property and Equipment:
Computer and office equipment	11,956	11,295
Furniture and fixtures	8,317	8,464
Laboratory equipment	121,819	119,289
Vehicles	68,347	71,967
Website development costs	3,640	3,640
	214,079	214,655
Less: Accumulated depreciation and amortization	(75,722)	(44,908)
Net property and equipment	138,357	169,747

Other Assets:
Intellectual property	18,485,286	18,485,286
Patent pending	4,675	-
Deposits and other	4,288	4,515
Total other assets	18,494,249	18,489,801
Total Assets	$18,732,405	$18,937,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$180,445	$152,272
Due to related parties - Directors and officers	9,369	29,365
Current portion of capital lease obligations	35,907	36,272
Current portion of loans payable	58,258	558,258
Total current liabilities	283,979	776,167

Long-Term Debt, less current portion:
Capital lease obligations	26,891	56,869
Total liabilities	310,870	833,036

Commitments and Contingencies

Stockholders' equity:
Common stock ($0.001 par value; 1,500,000,000 shares authorized; 62,399,725 and 60,399,725 shares issued and outstanding in 2010 and 2009, respectively)	62,400	60,400
Additional paid-in capital	21,177,073	20,064,191
Donated capital	13,000	13,000
Accumulated other comprehensive (loss)	(31,190)	(20,282)
(Deficit) accumulated during the development stage	(2,799,748)	(2,012,711)
Total stockholders’ equity	18,421,535	18,104,598
Total Liabilities and Stockholders' Equity	$18,732,405	$18,937,634

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	95,909	23,656	284,149	150,763	690,612
General and administrative	172,457	376,259	494,303	760,155	2,093,030
Total expenses	268,366	399,915	778,452	910,918	2,783,642

(Loss) from operations	(268,366)	(399,915)	(778,452)	(910,918)	(2,783,642)
Other Income (Expense):
Interest income	101	532	470	3,791	10,618
Interest expense	(1,306)	(4,119)	(9,055)	(7,630)	(26,724)
Total other income (expense):	(1,205)	(3,587)	(8,585)	(3,839)	(16,106)
(Loss) before income taxes	(269,571)	(403,502)	(787,037)	(914,757)	(2,799,748)
Provision for income taxes	-	-	-	-	-
Net (loss)	$(269,571)	$(403,502)	$(787,037)	$(914,757)	$(2,799,748)
Comprehensive (Loss):
Foreign currency translation adjustment	(2,402)	(2,326)	(10,908)	(4,715)	(31,190)
Total Comprehensive (Loss)	$(271,973)	$(405,828)	$(797,945)	$(919,472)	$(2,830,938)

(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
(Loss) per common share - Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic	62,399,725	60,348,000	61,703,592	60,348,000
Outstanding - Diluted	62,399,725	60,428,217	61,703,592	60,375,033

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months ended September 30,		Cumulative
	2010	2009	from inception
Cash flows from operating activities:
Net (loss)	$(787,037)	$(914,757)	$(2,799,748)
Adjustments to reconcile Net (loss) to net cash used in operating activities:
Depreciation and amortization	30,814	30,552	75,722
Donated services	-	-	13,000
Stock-based compensation	99,471	166,212	342,775
Common stock issued for investor relations services	-	-	45,001
Changes in net assets and liabilities:
Accounts receivable - Other	(10,233)	(14,432)	(42,167)
Prepaid expenses and other current assets	21,520	(10,897)	(14,667)
Accounts payable and accrued liabilities	43,584	59,420	195,856
Net cash (used in) operating activities	(601,881)	(683,902)	(2,184,228)

Cash flows from investing activities:
Patent pending	(4,675)	-	(4,675)
Capital expenditures and adjustments	576	(38,739)	(214,079)
Net cash provided by (used in) investing activities	(4,099)	(38,739)	(218,754)

Cash flows from financing activities:
Proceeds from loan payable	-	500,000	593,313
Payments on loan payable	-	-	(35,055)
Proceeds from capital lease obligations	-	-	154,054
Payments of principal on capital lease obligations	(30,343)	(19,337)	(91,256)
Proceeds from loans from related parties	15,588	28,078	108,056
Payments on loans from related parties	(35,584)	(14,645)	(98,687)
Issuance of common stock for cash	500,000	-	1,851,000
Net cash provided by (used in) financing activities	449,661	494,096	2,481,425

Effects of exchange rate changes on cash and cash equivalents	(10,908)	(4,715)	(31,190)

Net increase (decrease) during period	(167,227)	(233,260)	47,253
Cash and cash equivalents at beginning of period	214,480	811,439	-
Cash and cash equivalents at end of period	$47,253	$578,179	$47,253

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(3,473)	$5,130	$(11,313)
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2010, AND 2009
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

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of MabCure as of September 30, 2010, and December 31, 2009, and for the three-month and nine-month periods ended September 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the accompanying interim consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the consolidated financial position at the balance sheet dates and the consolidated results of operations for the three months and nine months then ended, and cumulative from inception. The accompanying consolidated balance sheet as of September 30, 2010, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations and comprehensive (loss) for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

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
SEPTEMBER 30, 2010, AND 2009
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

Website Development Costs

The Company recognizes website development costs in accordance with ASC Topic 350. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life. Costs associated with repair or maintenance for the website are included in general and administrative expenses in the accompanying interim consolidated statements of operations and comprehensive (loss). As of September 30, 2010, and December 31, 2009, the Company had capitalized $3,640 related to website development costs, which are being amortized over a period of three years.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010, and December 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grant. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

On August 10, 2009, the Company granted to Directors and officers 420,000 options to purchase a like number of shares of common stock. On December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. On September 24, 2010, the Company undertook to grant to a newly-appointed Director, 120,000 options to purchase a like number of shares of common stock. As of September 30, 2010, 400,000 of granted options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Risk-free interest rate	1.37%
Expected dividend yield	None
Expected life	0.96 years
Expected volatility	166.71%

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

The weighted-average grant-date fair value of options on September 30, 2010, was $0.69 per share.

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2010, the Company had 1,437,600,275 shares of authorized, but unissued common stock.

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

Patent Rights

The Company capitalizes the cost of obtaining United States and other patent rights. The Company incurred $4,675 in costs and expenses associated with the filing of a patent application in the United States. The costs incurred to acquire the patent rights will be amortized over the term of the related patent once issued, and the patent is considered pending as of September 30, 2010.

Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and December 31, 2009, and revenues and expenses for the three and nine-month periods ended September 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 2, 2009, the Company entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 (post forward stock split) shares of the Company’s common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of the Company’s cancer therapy and detection business. Pursuant to the amendment to the asset purchase agreement, up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 (post forward stock split) shares of the Company’s common stock were subject to a lapsing repurchase right by the Company in the event Dr. Gonenne’s employment agreement with the Company had been terminated within 18 months from July 7, 2008. All of the 4,807,200 shares of common stock issued to Dr. Gonenne that had been subject to the lapsing repurchase right have been released from the lapsing repurchase right and are no longer subject thereto.

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008, was calculated using the fair market value of the Company’s common stock 15 days before and after the acquisition times a discount factor to reflect the fact that the issued stock is restricted and is escrowed for an extended period of time under the agreement. This value amounted to $18,485,286 for the 25,638,400 (post forward stock split) shares issued by Indigoleaf and was recorded by the Company as an intangible asset, “intellectual property” in the accompanying interim consolidated balance sheets as of September 30, 2010, and December 31, 2009. The management of the Company believes that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, the Company considers the useful life of this asset to be indefinite and has recorded no amortization expense. In accordance with ASC Topic 350, the Company will, on a periodic basis, re-evaluate the remaining useful life of this intangible asset to determine whether events and circumstances continue to support an indefinite useful life.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

(4)	Loans Payable and Lease Obligations

Leases:

Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of September 30, 2010, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $62,798. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

Operating Lease

The Company currently has operating lease commitments for office space and employee housing with unrelated parties for a period of up to two years through September 2011. Lease expense related to office space for the three and nine months ended September 30, 2010, amounted to $2,963 and $8,890, respectively, and for the three and nine months ended September 30, 2009, amounted to $3,277 and $11,748, respectively. Lease expense related to employee housing for the three and nine months ended September 30, 2010, was $3,259 and $9,778, respectively, and for the three months ended September 30, 2009, was $5,323 and $17,475, respectively.

Future noncancellable minimum rental commitments for leases as of September 30, 2010, were as follows:

	Operating	Capital
Year	Leases	Leases
1 Year	$24,706	$38,994
2 Years	-	20,314
3 Years	-	8,187
4 Years	-	-
5 Years and over	-	-
Total	$24,706	67,495

Less - Amount representing interest		(4,697)
Present value of net minimum lease payments		62,798
Less - Current portion		(35,907)
Capital lease obligations, less current portion		$26,891

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

The Company has a third-party loan payable that was provided for working capital purposes, and is non-interest bearing, unsecured, and has no terms for repayment. As of September 30, 2010, and 2009, the amount due was $58,258 for both years.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
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

On June 27, 2008, pursuant to the asset purchase agreement, the Company closed a private placement consisting of 1,300,000 units of MabCure’s securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share. On September 17, 2010, the Company amended the terms of this subscription agreement by extending the term of the two-year warrants to purchase 1,300,000 shares of common stock of MabCure until June 27, 2012, and resetting the exercise price of such two-year warrants to $0.50 per share.

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
SEPTEMBER 30, 2010, AND 2009
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

In September 2010, the Company undertook to grant to a newly-appointed member of the Company’s Board of Directors options to purchase 120,000 shares of its common stock at an exercise price of $0.45 per share.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2009	540,000	$0.82	4.19	-
Granted	120,000	$0.45	4.98	$6,000
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding September 30, 2010	660,000	$0.75	4.13	$6,000
Vested and Exercisable at September 30, 2010	400,000	$0.85	3.89	$0

As of September 30, 2010, the total unrecognized compensation cost related to stock options amounted to $116,451, which will be recognized over the remaining requisite service period through August 2011.

(7)	Income Taxes

At September 30, 2010 and 2009, the components of income (loss) before income taxes consisted of the following:

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

	2010	2009

Income (loss) subject to U.S. income taxes only	$(430,927)	$(598,907)
Income (loss) subject to foreign income taxes only	(356,111)	(315,850)
	$(787,038)	$(914,757)

The Company is subject to U.S. federal income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income tax. According to Belgian tax law, there is no difference between taxable income and pretax income. The provision for income taxes for the nine months ended September 30, 2010, and 2009, were as follows (using a 34.0 percent effective Federal income tax rate and 33.99 percent standard Belgian income tax):

	2010	2009

Current Tax Provision:
Federal -
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	267,593	$311,017
Change in valuation allowance	(267,593)	(311,017)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	951,914	$684,322
Less - Valuation allowance	(951,914)	(684,322)

Total net deferred tax assets	$-	$-

As of September 30, 2010, and 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,799,748 and $1,555,530, respectively, which may be offset against future taxable income. The domestic net operating loss carryforwards begin to expire in the year 2027. The Belgian net operating loss carryforwards begin to expire in the year 2013. Belgian tax laws limit the amount of loss available to be offset against future taxable income when there is a change in the control of the Company, not justified by financial or economic reasons. Therefore, the amount available to offset future taxable income may be limited.

The Company has recorded a valuation allowance against all of its U.S. federal and state deferred tax assets at September 30, 2010, and December 31, 2009. No tax benefit has been reported in the consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

(8)	Related Party Transactions

As of September 30, 2010, and December 31, 2009, the Company owed to Directors and officers of the Company a total of $9,369 and $29,365, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)	Commitments and Contingencies

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of September 30, 2010.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors issued a going concern opinion for our Annual Reports for the years ended December 31, 2009, and 2008. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The notes to the consolidated financial statements in this Quarterly Report further discuss this matter as of September 30, 2010.

Originally, we had been in the business of developing a detergent for removing pesticides from fruits and vegetables. Because we were not successful in implementing our initial business plan, we considered various alternatives to ensure the viability and solvency of our Company.

On July 27, 2010, we announced the results of a confirmatory study which demonstrated the ability of our proprietary monoclonal antibodies (MAbs) to successfully identify ovarian cancer in blood with 94 percent accuracy and with no false positives or cross-reactions with benign ovarian tumors or healthy blood.

The results were from a blinded study we conducted of several of our ovarian cancer MAbs against 54 different blood samples, in collaboration with Prof. Ignace Vergote, Chairman, Department of Gynecological Oncology at UZ Hospital in Leuven, Belgium. The samples were comprised of 17 patients with advanced ovarian cancer, 5 patients with benign tumors of the ovaries, 24 healthy young females and 8 males. The results of our study showed that three of our MAbs correctly diagnosed 16 of the 17 ovarian cancers, with a diagnostic sensitivity of 94 percent and 100 percent correct diagnosis of the benign tumors.

This study confirms findings from an earlier proof of concept study, which demonstrated the ability of our antibodies to detect low levels of ovarian cancer-specific antigens in the blood of patients. Namely, a number of patients who were judged to be in clinical remission, following surgery and chemotherapy, were found to still have residual disease by our MAbs. All of these patients had baseline levels of CA-125, the standard ovarian cancer marker in blood, suggesting that our MAbs serum marker test may be effective in detecting early-stage disease when the level of circulating cancer antigens in the blood is presumably low.

Following these positive results, we filed a provisional patent application for our ovarian cancer diagnostic antibodies with the U.S. Patent and Trademark Office in July, 2010.

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

On April 2, 2009, we entered into an amendment to the January 10, 2008, asset purchase agreement, pursuant to which the parties corrected the asset purchase agreement to reflect the original intention of the parties that the 6,409,600 shares of our common stock that had been issued to Dr. Gonenne had been issued to Dr. Gonenne as founders shares in consideration for his being one of the founders of our cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of our common stock, were subject to a lapsing repurchase right by us in the event Dr. Gonenne’s employment agreement with us has been terminated within 18 months from July 7, 2008. All of the 4,807,200 shares of common stock issued to Dr. Gonenne that had been subject to the lapsing repurchase right have been released from the lapsing repurchase right and are no longer subject thereto.

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

  initiate an anti-prostate cancer diagnosis clinical study; and

  hire an additional scientist.

RESULTS OF OPERATIONS

We have had no revenues for the period from May 8, 2006 (date of inception) through September 30, 2010. Beginning in January 2009, we commenced our research and development activities with our newly acquired proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

For the three months ended September 30, 2010 compared to September 30, 2009

Research and development expenses were $95,909 for the three months ended September 30, 2010, compared to $23,656 for the three months ended September 30, 2009. The increase in research and development expenses was primarily due to a large increase in clinical trials compared to the same period last year.

General and administrative expenses were $172,457 for the three months ended September 30, 2010, compared to $376,259 for the three months ended September 30, 2009. The decrease in general and administrative expenses was primarily due to a reduction in marketing and public relations expenses as well as a reduction in consulting fees and stock-based compensation. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, professional fees, and public relations.

Our net loss for the three months ended September 30, 2010, was $269,571, or $0.00 per share for basic and diluted shares outstanding, compared to $403,502, or $0.01 per share for basic and diluted shares outstanding, for the three months ended September 30, 2009. The weighted average number of shares outstanding for the three months ended September 30, 2010 was 62,399,725 for the calculation of both basic and diluted loss per share. The weighted average number of shares outstanding for the three months ended September 30, 2009, was 60,348,000 for the calculation of basic loss per share, and 60,428,217 for the calculation of diluted loss per share.

For the nine months ended September 30, 2010 compared to September 30, 2009

Research and development expenses were $284,149 for the nine months ended September 30, 2010, compared to $150,763 for the nine months ended September 30, 2009. The increase in research and development expenses was primarily due to the commencement of our clinical trials to diagnose ovarian cancer, which began in January 2010, following the execution of our research agreement with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists, as well as payments under our research agreements.

General and administrative expenses were $494,303 for the nine months ended September 30, 2010, compared to $760,155 for the nine months ended September 30, 2009. The decrease in general and administrative expenses was primarily due to a reduction in marketing and public relations expenses as well as a reduction in consulting fees and stock-based compensation. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, marketing and public relations, and professional fees.

Our net loss for the nine months ended September 30, 2010, was $787,037, or $0.01 per share for basic and diluted shares outstanding, compared to $914,757, or $0.02 per share for basic and diluted shares outstanding, for the nine months ended September 30, 2009. The weighted average number of shares outstanding for the three months ended September 30, 2010 was 61,703,592 for the calculation of both basic and diluted loss per share. The weighted average number of shares outstanding for the nine months ended September 30, 2009, was 60,348,000 for the calculation of basic loss per share, and 60,375,033 for the calculation of diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010

As of September 30, 2010, the Company had cash and cash equivalents of $47,253 compared to $214,480 as of December 31, 2009. Current assets were $99,799 and our current liabilities were $283,979, resulting in negative working capital of $184,180.

We can give no assurance that we will be able to obtain additional capital or that any additional capital that we are able to obtain will be sufficient to meet our needs, which raises substantial doubt about our ability to continue operating as a going concern. We do not have any bank credit lines. We currently plan to attempt to obtain financing through the sale of additional equity as well as through third-party loans or convertible debentures. In addition, we may seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We can give no assurances that we will be able to obtain any additional funding from either of these sources, or that such funding will be available to us on favorable terms. Given the current pace of clinical development of our products, we estimate that we have sufficient cash on hand to fund clinical development only through the mid stages of our fourth quarter of 2010. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of September 30, 2010, and December 31, 2009, the carrying value of our financial instruments approximated fair value due to the short-term maturity of these instruments.

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010, we had no stock equivalents that were anti-dilutive and excluded in the diluted loss per share computation.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of September 30, 2010, we have adopted a stock option plan and have granted stock options. Refer to Note 1 and Note 6 to the Notes to Consolidated Financial Statements for further information.

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

As of September 30, 2010, the end of the nine-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Amendment to the Subscription Agreement with Paramount Trading Company signed on September 17, 2010 (Incorporated by reference from our Current Report on Form 8-K filed on September 20, 2010).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
November 12, 2010

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
November 12, 2010