Form 10-K/A
period 2009-12-31
MABCURE INC.
filed 2011-03-14
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 1, 2011 , was approximately $9,595,071 based upon 30,951,841 shares held by non-affiliates and a closing market price of $0.31 per share on June 30, 2010.

As of March 1, 2011, there were 62,999,841 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 1, is being filed by MabCure Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on March 24, 2010, to indicate that the Utah accountancy license of Davis Accounting Group, P.C., the auditing firm that audited the financial statement of the Company for the years ended December 31, 2009 and 2008 (the “2009 and 2008 Financial Statements”), had expired as of September 30, 2008, and that, therefore, the 2009 and 2008 Financial Statements are now not considered by the Commission to be audited. The Commission has required that each column of each of the 2009 and 2008 Financial Statements in this Form 10-K/A, Amendment No. 1, be labeled “Not Audited.” Except for the foregoing amended information, this Amendment No.1 does not amend or update any other information contained in the Form 10-K.

The Company’s current auditor, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg Meril”), is re-auditing the 2009 and 2008 Financial Statements, and the Company will file those re-audited financial statements along with Rotenberg Meril’s report as soon as practicable.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

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

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

None.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCESHEETS
AS OF DECEMBER 31, 2009, AND 2008 (NOT AUDITED)
	2009	2008
	(Not Audited)	(Not Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$214,480	$811,439
Accounts receivable - other	31,934	10,574
Prepaid expenses	31,672	16,586
Total current assets	278,086	838,599

Property and Equipment:
Computer & office equipment	11,295	3,084
Furniture & fixtures	8,464	8,198
Laboratory equipment	119,289	92,974
Vehicles	71,967	62,324
Website development costs	3,640	3,640
	214,655	170,220
Less: accumulated depreciation	(44,908)	(4,054)
Net property and equipment	169,747	166,166

Intellectual property	18,485,286	18,485,286
Deposits and other	4,515	3,877
Total Assets	$18,937,634	$19,493,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$152,272	$97,000
Due to related parties - Directors and officers	29,365	8,138
Current portion of capital lease obligations	36,272	31,473
Current portion of loans payable	558,258	58,258
Total current liabilities	776,167	194,869

Long-Term Debt, less current portion:
Capital lease obligations	56,869	91,606
Total liabilities	833,036	286,475

Commitments and Contingencies

Stockholders' equity
Common stock ($0.001 par value; authorized 1,500,000,000 shares; outstanding 60,399,725 and 60,348,000)	60,400	60,348
Additional paid-in capital	20,064,191	19,782,348
Donated capital	13,000	13,000
Accumulated other comprehensive income (loss)	(20,282)	(7,470)
(Deficit) accumulated during the development stage	(2,012,711)	(640,773)
Total stockholders’ equity	18,104,598	19,207,453
Total Liabilities and Stockholders' Equity	$18,937,634	$19,493,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009 (NOT AUDITED)

	Year Ended December 31,		Cumulative
	2009	2008	from inception
	(Not Audited)	(Not Audited)	(Not Audited)

Revenues	$-	$-	$-
Expenses:
Research and development	402,657	3,806	406,463

General and administrative-
Salaries and wages	280,402	186,140	466,542
Professional fees	87,878	159,572	347,715
Stock-based compensation	236,894	6,410	243,304
Marketing and public relations	209,487	11,606	221,093
Management and consulting	29,862	55,398	95,260
Travel	24,366	45,429	69,795
Insurance	34,731	14,080	48,811
Office	14,731	7,681	22,412
Depreciation and amortization	16,258	3,855	20,113
Meals and entertainment	9,576	10,491	20,067
Bank and other charges	5,145	12,996	18,141
Rent	6,276	6,826	13,102
Employee housing	299	11,674	11,973
Taxes and licenses	933	-	933
Total general and administrative	956,838	532,158	1,599,261

(Loss) from operations	(1,359,495)	(535,964)	(2,005,724)
Other Income (Expense):
Interest income	4,256	5,892	10,148
Other income	-	534	534
Interest expense	(16,699)	(970)	(17,669)
Total other income (expense):	(12,443)	5,456	(6,987)
(Loss) before income taxes	(1,371,938)	(530,508)	(2,012,711)
Provision for income taxes	-	-	-
Net (loss)	(1,371,938)	(530,508)	(2,012,711)
Comprehensive (Loss):
Foreign currency translation adjustment	(12,812)	(7,470)	(20,282)
Total Comprehensive (Loss)	(1,384,750)	(537,978)	(2,032,993)
Basic and diluted (loss) per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	60,357,211	43,097,814

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THEPERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2009 (NOT AUDITED)
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

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THEYEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009 (NOT AUDITED)

	Years ended December 31,		Cumulative
	2009 (Not Audited)	2008 (Not Audited)	from inception (Not Audited)
Cash flows from operating activities:
Net (loss)	$(1,371,938)	$(530,508)	$(2,012,711)
Adjustments to reconcile Net (loss) to net cash used in
operating activities:
Depreciation	40,854	4,054	44,908
Donated services	-	3,000	13,000
Stock-based compensation	236,894	6,410	243,304
Common stock issued for investor relations services	45,001	-	45,001
Changes in net assets and liabilities:
Accounts receivable - Other	(21,360)	(10,574)	(31,934)
(Increase) in prepaid expenses and other current assets	(15,724)	(20,463)	(36,187)
Increase in accounts payable and accrued liabilities	55,272	93,000	152,272
Net cash (used in) operating activities	(1,031,001)	(455,081)	(1,582,347)

Cash flows from investing activities:
Capital expenditures	(44,435)	(170,220)	(214,655)
Net cash (used in) investing activities	(44,435)	(170,220)	(214,655)

Cash flows from financing activities:
Proceeds from loan payable	500,000	48,048	593,313
Payments on loan payable	-	(35,055)	(35,055)
Proceeds from capital lease obligations	-	154,054	154,054
Payments of principal on capital lease obligations	(29,938)	(30,975)	(60,913)
Proceeds from loans from related parties	36,641	52,443	94,296
Payments on loans from related parties	(15,414)	(44,305)	(64,931)
Issuance of common stock for cash	-	1,300,000	1,351,000
Net cash provided by financing activities	491,289	1,444,210	2,031,764

Effects of exchange rate changes on cash and cash equivalents	(12,812)	(7,470)	(20,282)

Net increase (decrease) during period	(596,959)	811,439	214,480
Cash and cash equivalents at beginning of period	811,439	-	-
Cash and cash equivalents at end of period	$214,480	$811,439	$214,480

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(6,699)	$(970)	$(7,669)
Income taxes	$-	$-	$-

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

          (3) Exhibits. See Item 15(b) below.

(b)      Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).
3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).
3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.1.1	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.5.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.7.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).
10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).
10.8.1	Termination of Employment Agreement with Dr. Elisha Orr. (incorporated by reference from our Form 10-K filed on March 24, 2010)
10.8.2	Management Services Agreement effective as of January 1, 2009 with Dr. Elisha Orr. (incorporated by reference from our Form 10-K filed on March 24, 2010)
10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).
10.10	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009)
10.11	Loan Agreement by and between Registrant and Chrysler Enterprises Ltd. dated September 2, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2009).
10.12	Conversion Agreement by and between Registrant and Chrysler Enterprises Ltd. executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).
10.13	Subscription Agreement by and between Registrant and investor executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

MABCURE, INC.
(Registrant)

By:	/s/ Dr. Amnon Gonenne
Name: Dr. Amnon Gonenne
Title: President, Chief Executive Officer
(Principal Executive Officer) and Director

Dated: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Amnon Gonenne	By:	/s/ Ron Kalfus
	Name: Dr. Amnon Gonenne		Name: Ron Kalfus
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial and Accounting Officer)

Dated: March 14, 2011

By:	/s/ Dr. David S. Frank
Name: Dr. David S. Frank
Title: Director

Dated: March 14, 2011