Form 10-K/A
period 2009-12-31
MABCURE INC.
filed 2011-04-15
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
FORM 10-K/A

(Mark One)

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ________________

Commission file number 333-141131

MABCURE INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4907813
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

760 Parkside Avenue #208
Brooklyn, New York	11226
(Address of principal executive offices)	(Zip Code)

(914) 595-6342
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of voting and non-voting common equity held by non-affiliates was $25,516,553 based upon 28,351,725 shares held by non-affiliates and a closing market price of $0.90 per share on June 30, 2009.

As of March 1, 2010, there were 60,399,725 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

EXPLANATORY NOTE

     This Form 10-K/A, Amendment No. 2 (the “Current Filing”) is being filed by MabCure Inc. (the “Company”) to amend its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2011 (“Amendment No. 1”). Prior to the filing of Amendment No.1, the Company received a letter from the Commission indicating that the Utah accountancy license of Davis Accounting Group, P.C., the auditing firm that audited the financial statement of the Company for the years ended December 31, 2009 and 2008 (the “2009 and 2008 Financial Statements”), had expired as of September 30, 2008, and that, therefore, the 2009 and 2008 Financial Statements were now not considered by the Commission to have been audited.

     On March 9, 2011 the Company engaged the accounting firm of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg Meril”), as the Company’s new independent registered public accounting firm. Rotenberg Meril reaudited the 2009 and 2008 Financial Statements, which, together with Rotenberg Meril’s auditor’s report, are included as part of this Current Filing. Except for items directly related to the 2009 and 2008 Financial Statements, the subsequent events described therein, and changes to the Summary Compensation Table in the “Executive Compensation” section and to the Beneficial Ownership of Holdings table in the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section, no attempt has been made in this Amendment to update the other disclosures presented in this Current Filing, which does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 24, 2010 or subsequent event disclosure therein) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K, the Form 10-K/A Amendment No. 1, and our other filings with the SEC.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our current principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Effective November 26, 2007, we filed a certificate of change increasing our authorized capital from 75,000,000 common shares with a par value of $0.001 per common share to 1,500,000,000 common shares with a par value of $0.001 per common share. On that date, we also effected a forward stock split on a twenty-to-one basis.

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

Purchase of Assets

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we agreed to issue 25,638,400 shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and issued 6,409,600 shares of our common stock to Dr. Gonenne, in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued were valued at $16,000,000. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

On June 27, 2008, pursuant to the asset purchase agreement, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share. The terms of the 24-month warrants were subsequently amended as discussed further below.

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

The purchase of intellectual property was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008 was calculated based on the June 27, 2008 private placement transaction discounted by a factor to reflect the fact that the issued stock was restricted and escrowed for an extended period of time under the agreement. This value amounted to $16,000,000 for the shares issued and was recorded by us as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite. As such, we have recorded no amortization expense. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year.

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

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. The loan was due to mature on September 2, 2010. On March 5, 2010, we entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.70.

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

We were incorporated on May 8, 2006, and have limited operations. We have not realized any revenues to date. Our products are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2009 is $2,017,323. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and commercialization of our proposed products. We may fail to generate revenues in the future. Failure to generate revenues will cause us to either change our line of business or to go out of business because we will not have the money to pay our ongoing expenses.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., state in their audit report, dated April 14, 2011, included with this Annual Report, that since we are a development stage company, have no established source of revenue, and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Our Principal Executive Offices

Our principal executive offices are located at De Schiervellaan 3/B1, 3500 Hasselt, Belgium, which is also the residence of our principal executive officer, Dr. Amnon Gonenne. We believe that the condition of our property is satisfactory, suitable, and adequate for our current needs.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent public accounting firm has issued a going concern opinion for this Annual Report. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

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

General and administrative expenses were $967,860 for the year ended December 31, 2009, compared to $525,748 for the year ended December 31, 2008. The increase in general and administrative expenses was due to an increase in our activity level and expenses related to the grant of certain stock options. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, marketing and public relations, and professional fees.

Salaries and wages were $280,402 for year ended December 31, 2009, compared to $186,140 for the year ended December 31, 2008. The increase in salaries and wages is due to the fact that our employees were hired in mid-2008 compared to a full year of wages in 2009. Stock-based compensation expense for the year ended December 31, 2009 amounted to $247,916, compared to $0 for the year ended December 31, 2008. The increase in stock-based compensation expense was related to the grant of certain stock options to certain Directors and officers during the year ended December 31, 2009. Marketing and public relations amounted to $209,487 for the year ended December 31, 2009, compared to $11,606 for the year ended December 31, 2008. The increase in marketing and public relations expenses was due to agreements we entered into with third parties to provide us with investor and public relations services. Professional fees were $87,878 for the year ended December 31, 2009, compared to $159,572 for the year ended December 31, 2008. The decrease in professional fees was due to a decrease in startup activities of the Company.

Research and development expense was $402,657 for the year ended December 31, 2009, compared to $3,806 for the year ended December 31, 2008. These costs primarily consist of salaries and wages for our scientists, who commenced research and development activities in January 2009.

Our net loss for the year ended December 31, 2009, was $1,382,960 or $0.02 per share compared to $524,098 or $0.01 per share for the year ended December 31, 2008. The weighted average number of shares outstanding was 60,357,211 for the year ended December 31, 2009, compared to 43,253,945 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009

As of December 31, 2009, our current assets were $278,086 and our current liabilities were $776,167, resulting in a negative working capital of $498,081.

As of December 31, 2009, our total liabilities were $833,036 compared to total liabilities of $286,475 as of December 31, 2008. The increase in total liabilities as of December 31, 2009, compared to the year ended December 31, 2008, was due primarily to the $500,000 bridge loan we obtained in September 2009, as well as an increase in our general activity.

Stockholders’ equity as of December 31, 2009 was $15,619,312, compared to equity of $16,722,167 as of December 31, 2008. The decrease in stockholders’ equity is mainly a result of the net loss incurred during the year.

For the year ended December 31, 2009, net cash used in operating activities was $1,033,593 compared to net cash used in operating activities of $453,753 for the year ended December 31, 2008. In both years, cash used in operating activities was used to fund our losses for the respective periods. Cash used in operating activities for 2009 was higher compared to 2008 mainly due to commencement of our clinical trials and related expenses.

For the year ended December 31, 2009, net cash used in investing activities was $40,706 and was mainly used for the purchase of equipment for our laboratories.

Net cash flows from financing activities for the year ended December 31, 2009, was $491,151, which resulted primarily from net proceeds of $500,000 in connection with our September 2009 bridge financing. Net cash flows from financing activities of $1,290,428 for the year ended December 31, 2008 were mainly comprised of net proceeds of $1,300,000 in connection with our June 2008 private placement.

Contractual Obligations

Our contractual obligations consist mainly of payments related to capital and operating leases used in the operation of our business as well as short-term debt. The following table summarizes our contractual obligations as of December 31, 2009:

	2010	2011 & 2012	Total
Operating leases	$27,089	$19,242	$46,331
Capital lease obligations	36,272	56,869	93,141
Short-term debt	558,258	-	558,258
Total contractual obligations	$621,619	$76,111	$697,730

Recent Private Placements

On September 2, 2009, we entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. The loan was due to mature on September 2, 2010. On March 5, 2010, we entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.70.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of December 31, 2009, we have adopted a stock option plan and have granted stock options. Refer to Notes 1 and Note 6 of the Notes to Consolidated Financial Statements for further information.

Impairment of Intellectual Property

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and we have recorded no amortization expense. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year.

Refer to Note 1 to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of other accounting policies utilized by the Company.

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
DECEMBER 31, 2009, AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MabCure Inc.:

We have audited the accompanying consolidated balance sheets of MabCure Inc. (the “Company”) (a development stage company) and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss), stockholders’ equity, and cash flows for the years then ended, and from inception (May 8, 2006) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MabCure Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their consolidated operations and their consolidated cash flows for the years then ended, and from inception (May 8, 2006) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009 and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 14, 2011

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$214,480	$811,439
Accounts receivable - other	31,934	10,574
Prepaid expenses	31,672	16,586
Total current assets	278,086	838,599

Property and Equipment:
Computer & office equipment	11,295	3,084
Furniture & fixtures	8,464	8,198
Laboratory equipment	119,289	92,974
Vehicles	71,967	62,324
Website development costs	3,640	3,640
	214,655	170,220
Less: accumulated depreciation	(44,908)	(4,054)
Net property and equipment	169,747	166,166

Intellectual property	16,000,000	16,000,000
Deposits and other	4,515	3,877
Total Assets	$16,452,348	$17,008,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$152,272	$97,000
Due to related parties - Directors and officers	29,365	8,138
Current portion of capital lease obligations	36,272	31,473
Loans payable	558,258	58,258
Total current liabilities	776,167	194,869

Long-Term Debt, less current portion:
Capital lease obligations	56,869	91,606
Total liabilities	833,036	286,475

Commitments

Stockholders' equity
Common stock ($0.001 par value; authorized 1,500,000,000 shares; outstanding 60,399,725 and 60,348,000)	60,400	60,348
Additional paid-in capital	17,583,517	17,290,652
Donated capital	13,000	13,000
Accumulated other comprehensive loss	(20,282)	(7,470)
Deficit accumulated during the development stage	(2,017,323)	(634,363)
Total stockholders’ equity	15,619,312	16,722,167
Total Liabilities and Stockholders' Equity	$16,452,348	$17,008,642

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009

	Year Ended December 31,		Cumulative
	2009	2008	from inception

Revenues	$-	$-	$-
Expenses:
Research and development	402,657	3,806	406,463

General and administrative-
Salaries and wages	280,402	186,140	466,542
Professional fees	87,878	159,572	347,715
Stock-based compensation	247,916	-	247,916
Marketing and public relations	209,487	11,606	221,093
Management and consulting	29,862	55,398	95,260
Travel	24,366	45,429	69,795
Insurance	34,731	14,080	48,811
Office	14,731	7,681	22,412
Depreciation and amortization	16,258	3,855	20,113
Meals and entertainment	9,576	10,491	20,067
Bank and other charges	5,145	12,996	18,141
Rent	6,276	6,826	13,102
Employee housing	299	11,674	11,973
Taxes and licenses	933	-	933
Total general and administrative	967,860	525,748	1,603,873

Loss from operations	(1,370,517)	(529,554)	(2,010,336)
Other Income (Expense):
Interest income	4,256	5,892	10,148
Other income	-	534	534
Interest expense	(16,699)	(970)	(17,669)
Total other income (expense):	(12,443)	5,456	(6,987)
Loss before income taxes	(1,382,960)	(524,098)	(2,017,323)
Provision for income taxes	-	-	-
Net loss	$(1,382,960)	$(524,098)	$(2,017,323)
Comprehensive Loss:
Foreign currency translation adjustment	(12,812)	(7,470)	(20,282)
Total Comprehensive Loss	$(1,395,772)	$(531,568)	$(2,037,605)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	60,357,211	43,253,945

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2009

						Deficit
					Accumulated	Accumulated
			Additional		other	During the
	Common Stock		Paid in	Donated	comprehensive	Development
	Number	Amount	Capital	Capital	loss	Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	-	51,000
Donated services	-	-	-	4,000	-	-	4,000
Loss for the period	-	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	-	(4,000)	51,000
Donated services	-	-	-	6,000	-	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-	-
Loss for the period	-	-	-	-	-	(106,265)	(106,265)
Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	-	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	-	3,000
Common stock issued for cash	1,300,000	1,300	1,298,700	-	-	-	1,300,000
Common stock issued for purchase of intellectual property	32,048,000	32,048	15,967,952	-	-	-	16,000,000
Foreign currency translation adjustment	-	-	-	-	(7,470)	-	(7,470)
Loss for the period	-	-	-	-	-	(524,098)	(524,098)
Balance, December 31, 2008	60,348,000	60,348	17,290,652	13,000	(7,470)	(634,363)	16,722,167
Common stock issued for investor relations services	51,725	52	44,949	-	-	-	45,001
Stock-based compensation (options)	-	-	247,916	-	-	-	247,916
Foreign currency translation adjustment	-	-	-	-	(12,812)	-	(12,812)
Loss for the period	-	-	-	-	-	(1,382,960)	(1,382,960)
Balance, December 31, 2009	60,399,725	$60,400	$17,583,517	$13,000	$(20,282)	$(2,017,323)	$15,619,312

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2009

	Years ended December 31,		Cumulative
	2009	2008	from inception
Cash flows from operating activities:
Net loss	$(1,382,960)	$(524,098)	$(2,017,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,794	3,854	43,648
Donated services	-	3,000	13,000
Stock-based compensation	247,916	-	247,916
Common stock issued for investor relations services	45,001	-	45,001
Changes in net assets and liabilities:
Increase in accounts receivable - other	(22,768)	(9,046)	(31,814)
Increase in prepaid expenses and other current assets	(15,033)	(16,586)	(31,619)
Increase in deposits and other	(573)	(3,877)	(4,450)
Increase in accounts payable and accrued liabilities	55,030	93,000	152,030
Net cash used in operating activities	(1,033,593)	(453,753)	(1,583,611)

Cash flows from investing activities:
Capital expenditures	(40,706)	(15,820)	(56,526)
Net cash used in investing activities	(40,706)	(15,820)	(56,526)

Cash flows from financing activities:
Proceeds from loan payable	500,000	48,048	593,313
Payments on loan payable	-	(35,055)	(35,055)
Payments of principal on capital lease obligations	(31,138)	(28,769)	(59,907)
Proceeds from loans from related parties	22,289	6,204	28,493
Issuance of common stock for cash	-	1,300,000	1,351,000
Net cash provided by financing activities	491,151	1,290,428	1,877,844

Effects of exchange rate changes on cash and cash equivalents	(13,811)	(9,416)	(23,227)

Net (decrease) increase during period	(596,959)	811,439	214,480
Cash and cash equivalents at beginning of period	811,439	-	-
Cash and cash equivalents at end of period	$214,480	$811,439	$214,480

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,699	$970	$7,669
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On July 7, 2008, MabCure issued 32,048,000 shares of common stock for the purchase of intellectual property valued at $16,000,000. Refer to Note 2 for further details of this transaction.

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Summary of Significant Accounting Policies

     Basis of Presentation and Organization

MabCure Inc. (“MabCure” or the “Company”) was incorporated in the State of Nevada on May 8, 2006, under the name of Smartec Holdings, Inc. The Company originally was in the business of developing a detergent for removing pesticides from fruits and vegetables. Because the Company was not successful in implementing its business plan, it considered various alternatives to ensure the viability and solvency of the Company. On January 10, 2008, the Company changed its name to MabCure Inc. to better reflect its new business plan. On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and the Company issued 6,409,600 shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business.

On October 30, 2008, the Company established MabCure, N.V., a wholly-owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer. MabCure, N.V. will be eligible to apply for research grants from the Flemish Government.

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

     Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. Depreciation expense for the years ended December 31, 2009 and 2008 totaled $39,794 and $3,855 respectively. The estimated useful lives for significant property and equipment categories are as follows:

Computers and office equipment	3 years
Computer software	3 years
Furniture and Fixtures	5-10 years
Equipment and tools	5 years
Vehicles	5 years

     Impairment of Intellectual Property

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and we have recorded no amortization expense. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. See Note 3 below for a further discussion.

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

     Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the years ended December 31, 2009 and 2008, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Stock options	540,000	-
Warrants	1,300,000	2,600,000

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

The Company has adopted the provisions of ASC Topic 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The allocation of stock-based compensation expense by functional area for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008
Research and development	$26,481	$-
General and administrative	221,435	-
Total	$247,916	$-

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

Risk-free interest rate	1.59%
Expected dividend yield	None
Expected life	5 years
Expected volatility	164.30%

The weighted-average grant-date fair value of options granted in 2009 was $0.82 per share.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the historical volatility of the stock prices of several companies in the Company’s industry.

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

     Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009 and 2008, and revenues and expenses for the years ended December 31, 2009 and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009 and 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”) and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology and issued 6,409,600 shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business. The shares issued were valued at $16,000,000.

On April 2, 2009, the Company entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 shares of the Company’s common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of the Company’s cancer therapy and detection business. The amendment to the asset purchase agreement provided that up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of the Company’s common stock, are subject to a lapsing repurchase right that may be exercised by the Company in the event Dr. Gonenne’s employment agreement with the Company is terminated within 18 months from July 7, 2008. The 4,807,200 (post forward stock split) shares of the Company’s common stock subject to the lapsing repurchase right shall be released from such right in three 6-month intervals, such that 1/3 of the shares (i.e. 1,602,400 shares) shall be released from the lapsing repurchase right at the end of each 6-month interval, provided that at each respective 6-month interval, Dr. Gonenne continues to be retained by the Company pursuant to his employment agreement. All of the 4,807,200 shares of common stock shall be released from the lapsing repurchase right and no longer subject thereto upon the expiration of a continuous period of employment of 18 months from July 7, 2008.

The purchase of intellectual property was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008 was calculated based on the June 27, 2008 private placement transaction discounted by a factor to reflect the fact that the issued stock was restricted and escrowed for an extended period of time under the agreement. This value amounted to $16,000,000 for the shares issued and was recorded by us as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite. As such, we have recorded no amortization expense.

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. The Company did not record an impairment charge at December 31, 2009 and 2008.

(4)	Loan Payable and Lease Obligations

Leases:

     Capital Leases

The Company currently has capital lease commitments for furniture, fixtures, and vehicles. As of December 31, 2009, and 2008, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $156,634, and $154,055, respectively. Accumulated amortization amounted to $34,521 and $2,625 at December 31, 2009 and 2008, respectively. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

     Operating Lease

The Company’s principal executive offices and the residence of the Company’s Chief Executive Officer are located in the same space in Hasselt, Belgium.

The Company currently has operating lease commitments for office space and housing for Dr. Gonenne and Dr. Orr with unrelated parties for a period of up to three years through September 2011. Lease expense related to office space for the years ended December 31, 2009 and 2008 amounted to $15,125 and $6,826, respectively. Lease expense related to housing for the years ended December 31, 2009 and 2008 was $21,282 and $11,674, respectively.

Future noncancellable minimum rental commitments for leases as of December 31, 2009 were as follows:

	Operating	Capital
Year	Leases	Leases
2010	$27,089	$41,061
2011	19,242	41,988
2012	-	18,818
Total	$46,331	101,867

Less - Amount representing interest		(8,726)
Present value of net minimum lease payments		93,141
Less - Current portion		(36,272)
Capital lease obligations, less current portion		$56,869

     Loan Payable

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender. The loan amount bears interest at a rate of six percent per annum, is unsecured, and matures on September 2, 2010. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of December 31, 2009, the amount due was $500,000. On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest, amounting to $515,411, was converted into common stock. See Note 6 below for further details.

The Company received loans from a third party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. As of December 31, 2009 and 2008, the amount due was $58,258.

Loans payable amounted to $558,258 at December 31, 2009 and $58,258 at December 31, 2008.

(5)	Donated Capital

The Company recorded transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its directors for management fees, valued at $500 per month. As of June 30, 2008, the total value of donated services totaled $13,000 and is recorded in “stockholders’ equity.”

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

Effective November 26, 2007, we filed a certificate of change increasing our authorized capital from 75,000,000 common shares with a par value of $0.001 per common share to 1,500,000,000 common shares with a par value of $0.001 per common share. On that date, we also effected a forward stock split on a twenty-to-one basis. The accompanying consolidated financial statements have been adjusted accordingly to reflect this forward stock split.

On December 20, 2006, the Company issued 51,000,000 shares of common stock at a price of $0.001 per share for total proceeds of $51,000.

On December 11, 2007, 24,000,000 shares of common stock were returned to the treasury and retired. The par value of the returned shares of $24,000 was reallocated to additional paid-in capital.

On June 27, 2008, pursuant to the asset purchase agreement, the Company closed a private placement consisting of 1,300,000 units of MabCure’s securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share (“Two-Year Warrants”). On September 17, 2010, the Company entered into an amendment of its Subscription Agreement dated June 27, 2008, pursuant to which the Company extended the term of the Two-Year Warrants until June 27, 2012 and reset the exercise price of the Two-Year Warrants to $0.50 per share.

On July 7, 2008, the Company issued 25,638,400 shares of its common stock to Indigoleaf Associates Ltd, and 6,409,600 shares of the Company’s common stock to Dr. Amnon Gonenne, following the asset purchase agreement discussed in Note 3, entitled, “Purchase of Intellectual Property and Stock Issuance to Founder.”

On October 28, 2009, the Company issued 51,725 shares of common stock to a third party provider of investor relations services pursuant to a consulting agreement dated August 7, 2009. The value of the transaction was $45,001.

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, the Company issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.70.

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

In February 2011, the Company issued 100,000 shares of common stock to a third party provider of consulting services to raise financing pursuant to an agreement dated February 24, 2011.

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

In September 2010, the Company granted to a newly-appointed member of the Company’s Board of Directors options to purchase 120,000 shares of its common stock at an exercise price of $0.45 per share.

The following table summarizes stock option activity for the Company during the year ended December 31, 2009:

		Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic Value
		Exercise Price	Contractual Term
Outstanding December 31, 2008	None
Granted	540,000	$0.82
Exercised	-	-
Forfeited or expired	-	-
Outstanding December 31, 2009	540,000	$0.82	4.68	$0
Vested and Exercisable at December 31, 2009	220,000	$0.82	4.68	$0

As of December 31, 2009, the total unrecognized compensation cost related to stock options amounted to $168,032, which will be recognized over the remaining requisite service period through October 2011.

Warrants

A summary of the warrants outstanding at December 31, 2009 is as follows:

	Exercise	Expiration
Warrants	Price	Date
1,300,000	$ 1.25	June 2010

(7)	Income Taxes

Components of loss before income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
United States	$(900,086)	$(473,013)
Belgium	(482,874)	(51,085)

Total	$(1,382,960)	$(524,098)

MabCure is subject to U.S. income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income taxes. The effective tax rates used to calculate deferred income taxes are 34% for the United States and 33.99% for Belgium.

At December 31, 2009, the Company had available approximately $1.2 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2026 through 2029. The Company’s subsidiary has Belgian net operating loss carryforwards of $506,000 with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforwards	$568,090	$192,751
Accrued salaries	22,904	22,904
Stock based compensation	41,982	-
Accrued expenses	(1,389)	(1,320)

Total deferred tax assets	631,587	214,335
Valuation allowance	(631,587)	(214,335)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these deferred tax assets as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009 and 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

MabCure files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and state tax authorities. The Company’s subsidiary filed its initial return covering the period October 24, 2008 through December 31, 2009 in 2010 and such return is subject to examination by Belgian tax authorities for three years.

(8)	Related Party Transactions

As of December 31, 2009 and 2008, the Company owed to directors and officers of the Company a total of $29,365 and $8,138, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)	Commitments

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of December 31, 2009.

(10)	Recent Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(11)	Subsequent Events

The Company has reviewed subsequent events through the date of this filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Dr. Amnon Gonenne	66	President, Chief Executive Officer and Director	July 7, 2008
Itshak Zivan	57	Director	July 7, 2008
Dr. David S. Frank	64	Director Executive Vice-President and	April 26, 2009
Dr. Elisha Orr	66	Chief Scientific Officer	July 7, 2008
Ron Kalfus	35	Chief Financial Officer	November 7, 2008

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

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne(1)	2009 2008	168,000 80,839	0 0	0 0	0 0	0 0	0 0	6,276(6) 0	174,276 80,839
Ron Kalfus(2)	2009 2008	96,000 37,935	0 0	0 0	69,389(5) 0	0 0	0 0	0 0	165,389 37,935
Dr. Elisha Orr(3)	2009 2008	141,396 67,366	0 0	0 0(4)	0 0	0 0	0 0	13,807(7) 0	155,203 67,366

Notes:

(1)	Dr. Gonenne has been our President, Chief Executive Officer (Principal Executive Officer), and a Director since July 7, 2008.
(2)	Mr. Kalfus has been our Chief Financial Officer (Principal Financial Officer) since November 7, 2008.
(3)	Dr. Orr has been our Chief Scientific Officer since July 7, 2008.
(4)

Indigoleaf Associates Ltd., a company wholly-owned by Dr. Orr, received stock valued at $16,000,000 pursuant to the January 10, 2008 asset purchase agreement. Please see Item 12 entitled, “Security Ownership of Certain Beneficial Owners and Management” below.

(5)	Mr. Kalfus granted 180,000 options to purchase a like number of shares of common stock.
(6)	Represents rent paid for Dr. Gonenne’s personal residence.
(7)	Represents rent paid for Dr. Orr’s personal residence.

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

DIRECTOR COMPENSATION TABLE FOR FISCAL 2009
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Itshak Zivan	4,000	0	97,960(1)	0	0	0	101,960
Dr. David S. Frank	3,000	0	54,086(2)	0	0	0	57,086

Notes:

(1)	Mr. Zivan was granted 120,000 options to purchase a like number of shares of common stock.
(2)	Dr. Frank was granted 120,000 options to purchase a like number of shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Indigoleaf Associates Ltd.(3) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	25,638,400(4)	42.45%
Dr. Amnon Gonenne Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	6,409,600(5)	10.61%
Ron Kalfus	Common Stock	60,000(6)	<1.00%
Itshak Zivan	Common Stock	120,000(7)	<1.00%
Dr. David Frank	N/A	0	0.00%
Directors and Executive Officers as a Group	Common Stock	32,228,000	51.78%

Notes:

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed is c/o MabCure Inc., De Schiervellaan 3/B1, 3500 Hasselt, Belgium.

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

(6)	We issued 180,000 options to Ron Kalfus, of which 60,000 have vested and are exercisable.

(7)	We issued 120,000 shares to Itshak Zivan, all of which have vested and are exercisable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	540,000	0.82	5,494,800
Equity compensation plans not approved by security holders	0	0	0
Total	540,000	0.82	5,494,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, our President, Chief Executive Officer (Principal Executive Officer), and a Director, pursuant to which we purchased all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and, we issued 6,409,600 shares of our common stock to Dr. Gonenne in consideration for his being one of the founders of our cancer therapy and detection business. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

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

Audit Fees

We had three independent registered public accounting firms:

From July 1, 2007 through November 3, 2008, our principal independent auditor was Silberstein Ungar, PLLC (“Silberstein”) (formerly Maddox Ungar Silberstein, PLLC). Silberstein reviewed the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

From November 3, 2008 through March 9, 2011, our principal independent accountant was Etania Audit Group, P.C. (“Etania”) (formerly known as Davis Accounting Group). Etania audited the Company’s December 31, 2009 financial statements and reviewed the quarters ended March 31, 2010 and 2009, June 30, 2010 and 2009 and September 30, 2010 and 2009. The Securities and Exchange Commission recently advised us that Etania was not duly licensed when it issued its audit opinion on the Company’s financial statements included in the Company’s annual reports on Form 10-K for the years ended December 31, 2009 and 2008. Accordingly, these financial statements are not considered to be audited.

Thereafter, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg Meril”) for the audit of the year ended December 31, 2010 as well as the audits of the years ended December 31, 2009 and 2008.

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

	December 31, 2009(1)	December 31, 2008(2)
Audit Fees	$33,000	$33,000
Audit Related Fees	0	0
Tax Fees	$1,250	0
All Other Fees	0	0

Notes:

(1)	For the year ended December 31, 2009, audit fees to Rotenberg Meril totaled $21,000 and $12,000 to Etania. Tax fees to Etania totaled $1,250.

(2)	For the year ended December 31, 2008, audit fees to Rotenberg Meril totaled $21,000, $9,000 to Etania and $3,000 to Silberstein.

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

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.1.1	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.2	Intellectual Property Assignment Agreement made effective July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.3	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.4	Form of Escrow Agreement for unit subscribers (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.5.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.6	Escrow Agreement dated July 7, 2008 with Indigoleaf Associates Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.7.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.8	Employment Agreement dated July 7, 2008 with Dr. Elisha Orr (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.8.1	Termination of Employment Agreement with Dr. Elisha Orr (incorporated by reference from our Annual Report on Form 10-K filed on March 24, 2010).

10.8.2	Management Services Agreement effective as of January 1, 2009 with Dr. Elisha Orr (incorporated by reference from our Annual Report on Form 10-K filed on March 24, 2010).

10.9	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).

10.10	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009)

10.11	Loan Agreement by and between Registrant and Chrysler Enterprises Ltd. dated September 2, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2009).

10.12	Conversion Agreement by and between Registrant and Chrysler Enterprises Ltd. executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.13	Subscription Agreement by and between Registrant and investor executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

21*	Subsidiaries of the Registrant

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABCURE, INC. (Registrant)

By:	/s/Dr. Amnon Gonenne
Name: Dr. Amnon Gonenne
Title: President, Chief Executive Officer
(Principal Executive Officer) and Director

Dated: April 15, 2011

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

Dated: April 15, 2011

[Only one additional Director signature is required]

By:	/s/ Dr. David S. Frank
Name: Dr. David S. Frank
Title: Director

Dated: April 15, 2011