Form 10-K
period 2010-12-31
MABCURE INC.
filed 2011-04-15
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes [   ]     No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates was $9,595,071 based upon 30,951,841 shares held by non-affiliates and a closing market price of $0.31 per share on June 30, 2010.

As of March 31, 2011, there were 62,999,841 shares of common stock issued and outstanding.

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

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this Annual Report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

Our consolidated financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

On January 22, 2008, we changed our name from “Smartec Holdings, Inc.” to “MabCure Inc.” following the merger with our wholly-owned subsidiary, MabCure, Inc.

On October 30, 2008, we established MabCure, N.V., a wholly-owned subsidiary in Belgium. The Belgian subsidiary was established in order to accelerate the development and commercialization of MabCure’s proprietary products for the early detection of cancer with specific antibodies and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

Our principal executive offices are located in New York at the following address: 760 Parkside Avenue #208, Brooklyn, New York 11226. Our telephone number is (914) 595-6342.

Our common shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “MBCI.” On March 31, 2011, the closing price for our common shares as reported on the OTCBB was $0.35 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Purchase of Assets

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and agreed to issue 6,409,600 shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business. The shares issued were valued at $16,000,000. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

On June 27, 2008, pursuant to the asset purchase agreement, we closed a private placement consisting of 1,300,000 units of our securities at a price of $1.00 per unit, for aggregate proceeds of $1,300,000. Each unit consists of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 12 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share; and (iii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock for a period of 24 months commencing from the closing of the asset purchase agreement, at an exercise price of $1.25 per common share (“Two-Year Warrants”). The terms of the Two-Year Warrants were subsequently amended as discussed further below.

On April 2, 2009, we entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 shares of our common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of our cancer therapy and detection business. Pursuant to the amendment to the asset purchase agreement, up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of our common stock were subject to a lapsing repurchase right by us in the event Dr. Gonenne’s employment agreement with the Company had been terminated within 18 months from July 7, 2008. All of the 4,807,200 shares of common stock issued to Dr. Gonenne that had been subject to the lapsing repurchase right have been released from the lapsing repurchase right and are no longer subject thereto.

The purchase of intellectual property was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008 was calculated based on the June 27, 2008 private placement transaction discounted by a factor to reflect the fact that the issued stock was restricted and escrowed for an extended period of time under the agreement. This value amounted to $16,000,000 for the shares issued and was recorded by us as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite. As such, we have recorded no amortization expense. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year.

2009 marked the beginning of our research and development activities. In 2010, using the proprietary technology that we purchased in 2008, we concentrated on expanding our library of highly specific monoclonal antibodies (MAbs) against a number of different cancers. In addition, we optimized our production capability to be able to prepare sufficient quantities of MAbs for the planned clinical trials. Our main focus during the year 2010 was ovarian cancer research. Beyond our lab activities, we created new relationships and collaborations with European medical centers to lead our clinical trials.

Recent Corporate Developments

On January 18, 2011, we entered into an investment agreement with Centurion Private Equity, LLC, an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Concurrently, we issued to Centurion a senior secured convertible debenture in the amount of $100,000.

In December 2010, we received an unsecured loan in the amount of $75,000 from existing shareholders, bearing interest at rate of 10% per annum and payable upon demand.

On December 2, 2010, we appointed Dr. Charles T. Tackney as our new Chief Scientific Officer, following Dr. Elisha Orr’s departure, as described below. Dr. Tackney is a scientific and business leader with diverse experience in clinical medicine and new technology development, spanning the areas of molecular biology, biotechnology and diagnostics.

On November 30, 2010, each of Dr. Elisha Orr and Mr. Itzik Zivan resigned from our Board of Directors. The notices of resignation sent by Dr. Orr and Mr. Zivan did not state the reasons for their respective resignations from our Board of Directors, but we believe that both resignations from the Board of Directors are related to a difference of opinion with our other Directors and management, as previously disclosed in our Form 8-K dated December 2, 2010. Following Dr. Orr’s resignation from the Board, on December 2, 2010 our subsidiary, MabCure N.V., terminated its Management Services Agreement with Dr. Orr, pursuant to which Dr. Orr served as our Chief Scientific Officer. In addition, the Board of Directors of the Company terminated Dr. Orr from his position as our Executive Vice President.

In the third quarter of 2010, the Thai National Cancer Institute joined our ongoing study at Mahidol University that we started in January 2010 pursuant to a research agreement signed in December 2009 with Ramathibodi Hospital, Mahidol University, in Bangkok, Thailand. Mahidol University is one of the oldest and most prestigious universities in Thailand, and is internationally known and recognized for the high caliber of research and teaching by its faculty.

In October 2010, we signed a collaboration agreement with Catholic University, K.U. Leuven and University Hospital, UZ Leuven, Belgium, together comprising one of the largest and most reputable medical centers in Europe. The collaboration is aimed at expanding our diagnostic database in order to pave the way to multi-center clinical studies in Europe and the United States. This collaboration follows our joint study with Professor Ignace Vergote, a world renowned authority on ovarian cancer, which provided a proof of concept for the ability of our antibodies to distinguish between ovarian cancer and benign tumors, as discussed above.

On July 27, 2010, we announced the results of a confirmatory study which demonstrated the ability of our proprietary monoclonal antibodies (MAbs) to successfully identify ovarian cancer in blood with 94 percent accuracy and with no false positives or cross-reactions with benign ovarian tumors or healthy blood. The results were from a blinded study we conducted of several of our ovarian cancer MAbs against 54 different blood samples, in collaboration with Prof. Ignace Vergote, Chairman, Department of Gynecological Oncology at UZ Hospital in Leuven, Belgium. The samples were comprised of 17 patients with advanced ovarian cancer, 5 patients with benign tumors of the ovaries, 24 healthy young females and 8 males. The results of our study showed that three of our MAbs correctly diagnosed 16 of the 17 ovarian cancers, with a diagnostic sensitivity of 94 percent and 100 percent correct diagnosis of the benign tumors. This study confirms findings from an earlier proof of concept study which demonstrated the ability of our antibodies to detect low levels of ovarian cancer-specific antigens in the blood of patients. Namely, a number of patients who were judged to be in clinical remission, following surgery and chemotherapy, were found to still have residual disease by our MAbs. All of these patients had baseline levels of CA-125, the standard ovarian cancer marker in blood, suggesting that our MAbs serum marker test may be effective in detecting early-stage disease when the level of circulating cancer antigens in the blood is presumably low.

At the end of July 2010, following the positive results from our confirmatory study, we filed a provisional patent application for our ovarian cancer diagnostic antibodies with the U.S. Patent and Trademark Office.

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

On March 5, 2010, we entered into a conversion agreement (the “Conversion Agreement”) with Chrysler Enterprises, Ltd., pursuant to which the $500,000 loan provided to us in September 2009 and all accrued interest were converted into equity securities of the Company. In accordance with the Conversion Agreement, as full repayment of the Loan and all accrued interest, we issued to Chrysler 1,000,000 Units, with each Unit consisting of: (i) one share of the common stock of the Registrant; (ii) one non-transferable common stock purchase warrant entitling Chrysler to purchase one share of common stock until February 16, 2012, at a price per share of $0.60; and (iii) one non-transferable common stock purchase warrant entitling Chrysler to purchase one share of common stock until February 16, 2012, at a price per share of $0.70.

During the year 2011, we plan to expand our clinical program to include additional centers in Europe and the United States, and to launch a clinical study of prostate cancer diagnosis with our MAbs.

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

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We are not aware of any FDA-approved blood tests which compete with our two leading Monoclonal Antibody (“MAb") products for the diagnosis of ovarian and prostate cancers, or with our planned MAbs for colorectal cancer.

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

Dependence on one or a few Major Customers

At present, we are in the development stage by conducting research and development and, as such, have no customers. We will likely plan and initiate sales strategies once our product is fully developed.

Intellectual Property

At present, we do not own, either legally or beneficially, any patents, registered trademarks, licenses, franchises, or concessions.

In July 2010, we filed a provisional patent application for our ovarian cancer diagnostic antibodies with the U.S. Patent and Trademark Office. The filing was based on positive results of a recent study which showed that our tumor-specific monoclonal antibodies (MAbs) successfully identified ovarian cancer in blood (94 percent) and distinguished it from benign tumors of the ovaries or healthy blood obtained from men and women. The patent application covers a panel of MAbs, each of which is capable of diagnosing ovarian cancer, and several that can correctly distinguish between ovarian cancer and benign tumors.

During 2008, we acquired a proprietary platform technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers. This technology is based on an improvement of the non-proprietary, classic hybridoma technology for the production of antibodies in animals. Using our proprietary technology, we are able to generate highly specific monoclonal antibodies (MAbs). While the technology is novel and patentable, we have as of yet not filed any patents relating to the technology, because enforcing patent protection may be difficult since the products (MAbs) created by the technology have no "finger prints" that could link them to our technology. Our Chief Executive Officer and our Chief Scientific Officer each have an encrypted copy of our proprietary operating procedures for the production of hybridomas against cancer. In addition, an identical encrypted copy is kept by our corporate attorney.

We plan to file for patents in 2011 for additional cancer-specific antibodies and newly discovered antigens (i.e. novel cancer markers).

Refer to Note 3 to the Consolidated Financial Statements entitled, “Purchase of Intellectual Property and Stock Issuance to Founder” for further discussion on the purchase of our proprietary technology.

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

Effect of Existing or Probable Governmental Regulations on the Business

Our research and development activities and the manufacturing and marketing of our proposed MAb products are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our products are ultimately marketed. In the United States, the Food and Drug Administration (FDA), among other activities, regulates new product approvals to establish the safety and efficacy of the types of products and technologies our Company is currently developing. Governments in other countries have similar requirements for testing and marketing.

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

Research and Development Expenditures

During the years ended December 31, 2010 and 2009, we incurred $352,030 and $402,657, respectively, in research and development expenditures, which included salaries and wages for our scientists.

Employees

As of December 31, 2010, we had four employees on a full-time basis; MabCure is managed by Dr. Amnon Gonenne, our President and Chief Executive Officer; Dr. Charles T. Tackney, our Chief Scientific Officer; and Mr. Ron Kalfus, our Chief Financial Officer.

Risk Factors related to our Business

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on May 8, 2006, and have limited operations. We have not realized any revenues to date. Our products are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2010 is $3,243,125. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and commercialization of our proposed products. We may fail to generate revenues in the future. Failure to generate revenues will cause us to either change our line of business or to go out of business because we will not have the money to pay our ongoing expenses.

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

We commenced clinical trials of our proposed products in January 2010. Clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials. We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the second quarter of 2011. Accordingly, we will require additional funds to conduct additional clinical trials, obtain the necessary FDA approvals, and market our products. Any delay or failure of, or adverse results from, clinical trials will likely require us to obtain even further funding in order to address such delays or failures, or to refocus our efforts on other product candidates, and such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain funding. Similarly, human clinical trials for our products will be expensive and difficult to design and implement in part because they will be subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our proposed products will take at least several years to complete once initiated. Furthermore, we may encounter problems that could cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials.

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

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon pre-clinical and clinical testing, manufacturing and marketing of pharmaceutical and biotechnology products. Lengthy and detailed pre-clinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any product we develop. Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

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

Our principal shareholder has resigned from the Board and has been terminated as Chief Scientific Officer.

Our principal shareholder, Indigoleaf Associates Ltd., a company that is beneficially owned by Dr. Elisha Orr, currently holds approximately 40.7% of our shares of common stock. On November 30, 2010, Dr. Orr resigned from our Board of Directors. Although he did not state the reason for his resignation from our Board of Directors, we believe that his resignation from the Board of Directors was related to a difference of opinion with our other Directors concerning (a) the composition of the Company’s Board and management going forward, (b) the location of the Company’s laboratory facilities, and (c) sources of financing for the Company’s operations. Furthermore, on December 2, 2010, our subsidiary, MabCure N.V., terminated, for cause, its Management Services Agreement with Dr. Orr, pursuant to which Dr. Orr had served as our Chief Scientific Officer.

Through his beneficial ownership of Indigoleaf Associates Ltd. Dr. Orr retains approximately a 40.7% interest in our outstanding shares, thereby having a significant say in all matters requiring stockholder approval. It is possible that Dr. Orr will cause Indigoleaf Associates Ltd. to vote its shares against any proposed management recommendation that requires shareholder approval, which may lead to an inability on the part of our current management and Board to pursue strategic growth, which, in turn, may have a material adverse impact on shareholder value. In addition, Dr. Orr may initiate a contest for control of the Company, which could distract our management from operations, divert Company resources, and negatively impact the Company’s financial condition, profitability and prospects.

ITEM 2.          PROPERTIES

Our Principal Executive Offices

Our principal executive offices had been located at De Schiervellaan 3/B1, 3500 Hasselt, Belgium, which is also the residence of our principal executive officer, Dr. Amnon Gonenne. As of April 1, 2011, we relocated our principal executive offices to 760 Parkside Avenue #208, Brooklyn, New York 11226. We believe that the condition of our property is satisfactory, suitable, and adequate for our current needs.

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

On January 10, 2011, we received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In our response to Dr. Orr’s counsel, we have refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, we intend to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,164 as of December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

ITEM 4.           (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCBB under the symbol “MBCI.” On March 31, 2011, the closing price for our common shares as reported on the OTCBB was $0.35.

The high and the low bid prices for our common shares are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTCBB for each of the quarters during the fiscal year ended December 31, 2010 and December 31, 2009:

For the Fiscal Year Ended December 31, 2010
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$0.75 $0.50 $0.80 $0.85	$0.50 $0.25 $0.23 $0.42

For the Fiscal Year Ended December 31, 2009
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$1.00 $0.90 $1.50 $1.31	$0.50 $0.50 $0.75 $0.51

Holders of our Common Shares

As of March 31, 2011, there were twelve registered stockholders holding 62,999,841 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent public accounting firm have issued a going concern opinion for this Annual Report. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Since 2008, we have been in the business of developing and commercializing our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

In January 2011, we entered into an investment agreement with Centurion Private Equity, LLC (the “Investor”), an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date our registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put we must have a registration statement declared effective with respect to the Put Shares.“Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable Put. As consideration for the provision of the equity funding facility, we issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees.

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture. The debenture is due to mature on October 18, 2011 and bears interest at the rate of 8% per annum which is payable to the Investor at maturity. At the option of the Investor, the debenture may be converted into shares of our common stock at any time prior to maturity, at a price equal to the lesser of (i) a price equal to 90% of the “Conversion Market Price” (as defined below) on the date of the initial issuance of the debenture or (ii) 90% of the Conversion Market Price of our common stock on the applicable conversion date. “Conversion Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg, LP for our common stock over the fifteen consecutive trading day period immediately preceding the date in question. The debenture includes a security interest on all of our assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

In December 2010, we appointed Dr. Charles T. Tackney as our new Chief Scientific Officer, replacing Dr. Elisha Orr. Dr. Tackney is a scientific and business leader with diverse experience in clinical medicine and new technology development, spanning the areas of molecular biology, biotechnology and diagnostics. Since 2009, Dr. Tackney has served as the Chief Scientific Officer at NeuroMark Genomics, Inc. Prior to that, he worked in various positions for the Ortho Clinical Diagnostics unit of Johnson & Johnson, including, Director of Diagnostic Biomarker Evaluation Group, Scientific Director of Advanced Research & Technology Assessment World Wide,

and Director of Prion Research Group. Earlier in his career, Dr. Tackney served as the Director of the Department of Molecular Biology at ImClone Systems Inc., now a wholly-owned subsidiary of Eli Lilly

On July 27, 2010, we announced the results of a confirmatory study which demonstrated the ability of our proprietary monoclonal antibodies (MAbs) to successfully identify ovarian cancer in blood with 94 percent accuracy and with no false positives or cross-reactions with benign ovarian tumors or healthy blood.

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

Following these positive results, we filed a provisional patent application for our ovarian cancer diagnostic antibodies with the U.S. Patent and Trademark Office in July 2010.

On March 5, 2010, we closed a private placement consisting of 1,000,000 units of our securities at a price of $0.50 per unit, for aggregate proceeds of $500,000. On the same day, we converted a $500,000 loan, provided to us in September 2009, into 1,000,000 equity units consisting of common shares and non-transferable share purchase warrants.

Over the next twelve months, we plan to:

  complete our Asian clinical study for the diagnosis of ovarian cancer;
  initiate additional anti-ovarian cancer multi-center clinical studies;
  initiate an anti-prostate cancer diagnosis clinical study;
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs; and
  hire an additional scientist to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

For the years ended December 31, 2010 and December 31, 2009

We had no revenues for the period from May 8, 2006 (date of inception) through December 31, 2010. Beginning January 2009, we commenced our research and development activities with the proprietary antibody technology we acquired for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

Research and development expenses were $352,030 for the year ended December 31, 2010, compared to $402,657 for the year ended December 31, 2009. The decrease in research and development expenses was primarily due to a reduction in payroll-related expenses compared to the same period for the previous year. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $667,390 for the year ended December 31, 2010, compared to $967,860 for the year ended December 31, 2009. The decrease in general and administrative expenses was primarily due to a reduction in stock-based compensation as well as a reduction in marketing and public relations expenses. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Our net loss for the year ended December 31, 2010, was $1,225,802 or $0.02 per share compared to $1,382,960 or $0.02 per share for the year ended December 31, 2009. The weighted average number of shares outstanding was 62,054,520 for the year ended December 31, 2010, compared to 60,357,211 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As outlined in the overview above, in January 2011, we entered into an investment agreement with Centurion Private Equity, LLC, an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Drawing funds from this facility is at our sole discretion and will be based on our ongoing needs for capital. We will be able to begin drawing funds from the facility once we have an effective registration statement. At that point, the facility will be available for a period of two years. During this two-year period we will be working towards securing additional sources of capital.

However, until a registration statement relating to the equity funding facility is in effect, we can give no assurance that we will be able to obtain additional capital or that any additional capital that we are able to obtain will be sufficient to meet our needs, which raises substantial doubt about our ability to continue operating as a going concern. We do not have any bank credit lines. In addition to the equity funding facility with Centurion, we currently plan to attempt to obtain financing from additional investors through third-party loans or convertible debentures. Furthermore, we may seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We can give no assurances that we will be able to obtain any additional funding from these sources, or that such funding will be available to us on favorable terms.

Given the current pace of clinical development of our products, and until a registration statement relating to the equity funding facility is in effect, we estimate that we have sufficient cash on hand to fund clinical development only through the second quarter of 2011. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

As of December 31, 2010

As of December 31, 2010, our current assets were $56,228 and our current liabilities were $466,239, resulting in a negative working capital of $410,011.

As of December 31, 2010, our total liabilities were $482,514 compared to total liabilities of $833,036 as of December 31, 2009. The decrease in total liabilities as of December 31, 2010, compared to the year ended December 31, 2009, was due primarily to the conversion in March 2010 of a $500,000 bridge loan we obtained in September 2009 into equity securities, as described below in the section entitled, “Recent Private Placements.”

Stockholders’ equity as of December 31, 2010 was $15,724,959, compared to equity of $15,619,312 as of December 31, 2009. The increase in stockholders’ equity is mainly a result of issuance of equity securities and stock-based compensation partially offset by our net loss during the year. The issuance of equity securities is described below in the section entitled, “Recent Private Placements.”

For the year ended December 31, 2010, net cash used in operating activities was $691,796 compared to net cash used in operating activities of $1,033,593 for the year ended December 31, 2009. In both years, cash used in operating activities was used to fund our losses for the respective periods.

For the year ended December 31, 2010, net cash used in investing activities was $13,988 and was mainly used for the purchase of equipment for our laboratories.

Net cash flows from financing activities for the year ended December 31, 2010 were $503,445, which resulted primarily from net proceeds of $500,000 in connection with our March 2010 private placement. Net cash flows from financing activities for the year ended December 31, 2009 was $491,151 and which resulted primarily from a $500,000 loan received in September 2009.

Contractual Obligations

Our contractual obligations consist mainly of payments related to capital and operating leases used in the operation of our business as well as short-term debt. The following table summarizes our contractual obligations as of December 31, 2010:

	2011	2012 & 2013	Total
Operating leases	$25,125	$4,519	$29,644
Capital lease obligations	36,308	16,275	52,583
Short-term debt	133,258	-	133,258
Total contractual obligations	$194,691	$20,794	$215,485

Recent Private Placements

On January 18, 2011, we entered into an investment agreement with Centurion Private Equity, LLC, an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Concurrently, we issued to Centurion a senior secured convertible debenture in the amount of $100,000.

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

On March 5, 2010, we entered into a conversion agreement with the lender of a bridge loan in the amount of $500,000, pursuant to which the loan and all accrued interest was converted into equity securities. In full repayment of the loan and all accrued interest, we issued to the lender 1,000,000 units, with each unit consisting of: (i) one common share; (ii) one non-transferable share purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.60; and (iii) one non-transferable common stock purchase warrant entitling the holder thereof to purchase one share of common stock until February 16, 2012, at a price per share of $0.70.

Going Concern

Our registered independent auditors have included an explanatory paragraph in their report on our consolidated financial statements regarding our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Until a registration statement relating to the equity funding facility is in effect, we expect our current funds will be sufficient only to enable us to continue our operations as currently planned until approximately the second quarter of 2011. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

However, until a registration statement relating to the equity funding facility is in effect, there are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of December 31, 2010, we have adopted a stock option plan and have granted stock options. Refer to Notes 1 and 6 to the Notes to Consolidated Financial Statements for further information.

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

19

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MabCure Inc.:

We have audited the accompanying consolidated balance sheets of MabCure Inc. (the “Company”) (a development stage company) and subsidiary as of December 31, 2010, and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and from inception (May 8, 2006) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MabCure Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their consolidated operations and their consolidated cash flows for the years then ended, and from inception (May 8, 2006) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 14, 2011

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCESHEETS
AS OF DECEMBER 31, 2010, AND 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,415	$214,480
Accounts receivable - Other	44,923	31,934
Prepaid expenses	7,890	31,672
Total current assets	56,228	278,086

Property and Equipment:
Computer and office equipment	11,733	11,295
Furniture and fixtures	8,244	8,464
Laboratory equipment	118,625	119,289
Vehicles	66,544	71,967
Website development costs	3,640	3,640
	208,786	214,655
Less: Accumulated depreciation and amortization	(84,867)	(44,908)
Net property and equipment	123,919	169,747

Other Assets:
Intellectual property	16,000,000	16,000,000
Deferred offering costs	20,663	-
Patent pending	4,675	-
Deposits and other	1,988	4,515
Total other assets	16,027,326	16,004,515
Total Assets	$16,207,473	$16,452,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$286,044	$152,272
Due to related parties - Directors and officers	10,629	29,365
Current portion of capital lease obligations	36,308	36,272
Loans payable	133,258	558,258
Total current liabilities	466,239	776,167

Long-Term Debt, less current portion:
Capital lease obligations	16,275	56,869
Total liabilities	482,514	833,036

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 62,399,725 and 60,399,725 shares issued and outstanding in 2010 and 2009, respectively	62,400	60,400
Additional paid-in capital	18,924,500	17,583,517
Donated capital	13,000	13,000
Accumulated other comprehensive loss	(31,816)	(20,282)
Deficit accumulated during the development stage	(3,243,125)	(2,017,323)
Total stockholders’ equity	15,724,959	15,619,312
Total Liabilities and Stockholders' Equity	$16,207,473	$16,452,348

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2010

	Years Ended December 31,		Cumulative
	2010	2009	from inception

Revenues	$-	$-	$-
Expenses:
Research and development	352,030	402,657	758,493
General and administrative	667,390	967,860	2,270,729
Total expenses	1,019,420	1,370,517	3,029,222

Loss from operations	(1,019,420)	(1,370,517)	(3,029,222)
Other Income (Expense):
Interest income	470	4,256	10,618
Interest expense	(206,852)	(16,699)	(224,521)
Total other income (expense)	(206,382)	(12,443)	(213,903)
Loss before income taxes	(1,225,802)	(1,382,960)	(3,243,125)
Provision for income taxes	-	-	-
Net loss	$(1,225,802)	$(1,382,960)	$(3,243,125)
Comprehensive Loss:
Foreign currency translation adjustment	(11,534)	(12,812)	(31,816)
Total Comprehensive Loss	$(1,237,336)	$(1,395,772)	$(3,274,941)
Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	62,054,520	60,357,211

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2010

						Deficit
					Accumulated	Accumulated
			Additional		other	During the
	Common Stock		Paid in	Donated	comprehensive	Development
	Number	Amount	Capital	Capital	loss	Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	-	51,000
Donated services	-	-	-	4,000	-	-	4,000
Loss for the period	-	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	-	(4,000)	51,000
Donated services	-	-	-	6,000	-	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-	-
Loss for the period	-	-	-	-	-	(106,265)	(106,265)
Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	-	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	-	3,000
Common stock issued for cash	1,300,000	1,300	1,298,700	-	-	-	1,300,000
Common stock issued for purchase of intellectual property	32,048,000	32,048	15,967,952	-	-	-	16,000,000
Foreign currency translation adjustment	-	-	-	-	(7,470)	-	(7,470)
Loss for the period	-	-	-	-	-	(524,098)	(524,098)
Balance, December 31, 2008	60,348,000	60,348	17,290,652	13,000	(7,470)	(634,363)	16,722,167
Common stock issued for investor relations services	51,725	52	44,949	-	-	-	45,001
Stock-based compensation (options)	-	-	247,916	-	-	-	247,916
Foreign currency translation adjustment	-	-	-	-	(12,812)	-	(12,812)
Loss for the period	-	-	-	-	-	(1,382,960)	(1,382,960)
Balance, December 31, 2009	60,399,725	60,400	17,583,517	13,000	(20,282)	(2,017,323)	15,619,312
Common stock issued for cash - Bluewater	1,000,000	1,000	499,000	-	-	-	500,000
Conversion of debt and accrued
interest to equity - Chrysler	1,000,000	1,000	514,411	-	-	-	515,411
Stock-based compensation (options)	-	-	131,901	-	-	-	131,901
Increase in the value of warrants due to amendment of term	-	-	195,671	-	-	-	195,671
Foreign currency translation adjustment	-	-	-	-	(11,534)	-	(11,534)
Loss for the period	-	-	-	-	-	(1,225,802)	(1,225,802)
Balance, December 31, 2010	62,399,725	$62,400	$18,924,500	$13,000	$(31,816)	$(3,243,125)	$15,724,959

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2010

	Years ended December 31,		Cumulative
	2010	2009	from inception
Cash flows from operating activities:
Net loss	$(1,225,802)	$(1,382,960)	$(3,243,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,081	39,794	86,729
Donated services	-	-	13,000
Stock-based compensation	131,901	247,916	379,817
Common stock issued for investor relations services	-	45,001	45,001
Increase in value of warrants due to amendment of term	195,671	-	195,671
Changes in net assets and liabilities:
Increase in accounts receivable - other	(15,396)	(22,768)	(47,210)
Decrease (increase) in prepaid expenses and other current assets	23,782	(15,033)	(7,837)
Decrease (increase) in deposits and other	2,187	(573)	(2,263)
Increase in accounts payable and accrued liabilities	152,780	55,030	304,810
Net cash used in operating activities	(691,796)	(1,033,593)	(2,275,407)

Cash flows from investing activities:
Capital expenditures	(9,313)	(40,706)	(65,569)
Patent pending	(4,675)	-	(4,675)
Net cash used in investing activities	(13,988)	(40,706)	(70,244)

Cash flows from financing activities:
Proceeds from loan payable	75,000	500,000	668,313
Payments on loan payable	-	-	(35,055)
Payments of principal on capital lease obligations	(33,604)	(31,138)	(93,511)
(Repayments) proceeds from loans from related parties	(17,288)	22,289	11,205
Issuance of common stock for cash	500,000	-	1,851,000
Deferred offering costs	(20,663)	-	(20,663)
Net cash provided by financing activities	503,445	491,151	2,381,289

Effects of exchange rate changes on cash and cash equivalents	(8,726)	(13,811)	(32,223)

Net (decrease) increase during period	(211,065)	(596,959)	3,415
Cash and cash equivalents at beginning of period	214,480	811,439	-
Cash and cash equivalents at end of period	$3,415	$214,480	$3,415

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,479	$6,699	$12,448
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
On July 7, 2008, MabCure issued 32,048,400 shares of common stock for the purchase of intellectual property valued at $16,000,000. Refer to Note 3 for further details of this transaction.

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

       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Belgian subsidiary, MabCure, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

       Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. Depreciation expense for the years ended December 31, 2010 and 2009 totaled $43,081 and $39,794, respectively. The estimated useful lives for significant property and equipment categories are as follows:

Computers and office equipment	3 years
Computer software	3 years
Furniture and Fixtures	5-10 years
Equipment and tools	5 years
Vehicles	5 years

       Deferred Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the year ended December 31, 2010, the Company capitalized $20,663 as deferred offering costs. See Note 11 for additional information.

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

       Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

       Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital lease obligations are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

       Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

       Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the years ended December 31, 2010 and 2009, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Stock options	660,000	540,000
Warrants	5,300,000	1,300,000

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

The allocation of stock-based compensation expense by functional area for the years ended December 31, 2010 and 2009 was as follows:

	Years Ended December 31,
	2010	2009
Research and development	$25,422	$26,481
General and administrative	106,479	221,435
Total	$131,901	$247,916

On August 10, 2009, the Company granted to directors and officers, 420,000 options to purchase a like number of shares of common stock. In addition, on December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. On September 24, 2010, the Company granted to a newly-appointed director, 120,000 options to purchase a like number of shares of common stock. As of December 31, 2010, 440,000 of granted options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	2010	2009
Risk-free interest rate	1.37%	1.59%
Expected dividend yield	None	None
Expected life	5 years	5 years
Expected volatility	166.66%	164.30%

The weighted-average grant-date fair values of options granted in 2010 and 2009 were $0.75 and $0.82 per share, respectively.

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2010, the Company had 1,437,600,275 shares of authorized but unissued common stock.

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

       Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and 2009, and expenses for the years ended December 31, 2010 and 2009 and cumulative from inception. Actual results could differ from those estimates made by management.

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

Given the current pace of clinical development of our products, and until a registration statement relating to the equity funding facility is in effect, the Company estimates that it has sufficient cash on hand to fund clinical development only through the second quarter of 2011. Management of the Company is making efforts to raise additional funding, until a registration statement relating to the equity funding facility is in effect, by obtaining bridge financing in the form of convertible debt.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010 and 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 2, 2009, the Company entered into an amendment to the asset purchase agreement dated January 10, 2008, whereby the parties specified their original intention that the 6,409,600 shares of the Company’s common stock that were issued to Dr. Gonenne were, in fact, issued to Dr. Gonenne as founder’s shares as consideration for being one of the founders of the Company’s cancer therapy and detection business. Pursuant to the amendment to the asset purchase agreement, up to 75 percent of the shares issued to Dr. Gonenne, i.e., up to 4,807,200 shares of the Company’s common stock were subject to a lapsing repurchase right by the Company in the event Dr. Gonenne’s employment agreement with the Company had been terminated within 18 months from July 7, 2008. All of the 4,807,200 shares of common stock issued to Dr. Gonenne that had been subject to the lapsing repurchase right have been released from the lapsing repurchase right and are no longer subject thereto.

The purchase of intellectual property was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008 was calculated based on the June 27, 2008 private placement transaction discounted by a factor to reflect the fact that the issued stock was restricted and escrowed for an extended period of time under the agreement. This value amounted to $16,000,000 for the shares issued and was recorded by us as an intangible asset, “intellectual property” in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite. As such, we have recorded no amortization expense.

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. The Company did not record an impairment charge at December 31, 2010 and 2009.

(4)        Loan Payable and Lease Obligations

Leases:

       Capital Leases

The Company currently has capital lease commitments for laboratory equipment and vehicles. As of December 31, 2010, and 2009, the total cost of capitalized leases presented in the accompanying consolidated balance sheets amounted to $144,831 and $156,634, respectively. Accumulated amortization amounted to $61,384 and $34,521 at December 31, 2010 and 2009, respectively. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

       Operating Lease

The Company currently has operating lease commitments for office space and housing for Dr. Gonenne with unrelated parties through August 2011. Lease expense related to office space for the years ended December 31, 2010, and 2009 amounted to $11,951 and $15,125, respectively. Lease expense related to housing for the years ended December 31, 2010 and 2009 was $13,146 and $21,282, respectively.

As of April 1, 2011, the Company relocated its principal executive offices to Brooklyn, New York. The Company is leasing its new executive offices under a lease that expires in March 2012.

Future noncancellable minimum rental commitments for leases as of December 31, 2010 were as follows:

	Operating	Capital
Year	Leases	Leases
2011	$25,125	$38,824
2012	4,519	17,399
Total	$29,644	56,223

Less - Amount representing interest		(3,640)
Present value of net minimum lease payments		52,583
Less - Current portion		(36,308)
Capital lease obligations, less current portion		$16,275

       Loans Payable

On December 7, 2010, the Company entered into a loan agreement to obtain a bridge loan of $75,000 from a stockholder. The loan amount bears interest at a rate of ten percent per annum, is unsecured, and is due upon demand. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of December 31, 2010, the principle due was $75,000 and $991 of accrued interest.

On September 2, 2009, the Company entered into a loan agreement to obtain a bridge loan of $500,000 from a third-party lender for ordinary working capital needs. The loan amount bore interest at a rate of six percent per annum, was unsecured, and matured on September 2, 2010. The accrued interest was payable on the repayment of the loan. On March 5, 2010, the Company entered into a conversion agreement with the lender, pursuant to which the loan and all accrued interest amounting to $515,411, was converted into common stock. See Note 6 below.

The Company received loans from a third-party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. As of December 31, 2010 and 2009, the amount due was $58,258.

Loans payable amounted to $133,258 at December 31, 2010 and $558,258 at December 31, 2009.

(5)        Donated Capital

The Company recorded transactions of commercial substance with related parties at fair value as determined by management. The Company recognized donated services of its directors for management fees, valued at $500 per month. As of June 30, 2008, the value of donated services totaled $13,000 and is recorded in “stockholders’ equity.”

Beginning July 1, 2008, the Company no longer recorded donated services of directors. Future services performed by the Company’s directors will be paid using cash.

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

On July 7, 2008, the Company issued 25,638,400 shares of its common stock to Indigoleaf Associates Ltd, and 6,409,600 shares of the Company’s common stock to Dr. Amnon Gonenne following the asset purchase agreement discussed in Note 3.

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

The following table summarizes stock option activity for the Company during the year ended December 31, 2010:

		Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic Value
		Exercise Price	Contractual Term
Outstanding December 31, 2008	None
Granted	540,000	$0.82
Exercised	-	-
Forfeited or expired	-	-
Outstanding December 31, 2009	540,000	$0.82	4.68	-
Granted	120,000	$0.45	4.73	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding December 31, 2010	660,000	$0.75	3.87	-
Vested and Exercisable at December 31, 2010	440,000	$0.83	3.67	-

As of December 31, 2010, the total unrecognized compensation cost related to stock options amounted to $86,879, which will be recognized over the remaining requisite service period through October 2011.

Warrants

As discussed above, the Company amended its Two-Year Warrants in 2010. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

Accordingly, the fair value of the warrants was estimated using the Black-Scholes pricing model using the following assumptions: risk-free rate of .62%; no dividend yield; an expected life of two years; and a volatility factor of 119.95% . As a result of the revaluation, the Company recognized financing costs of $195,671 for the year ended December 31, 2010.

A summary of the warrants outstanding at December 31, 2010 is as follows:

Warrants	Exercise	Expiration
	Price	Date
1,300,000	$0.50	June 2012
2,000,000	$0.60	February 2012
2,000,000	$0.70	February 2012
5,300,000

(7)        Income Taxes

Components of loss before income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
United States	$(778,792)	$(900,086)
Belgium	(447,010)	(482,874)

Total	$(1,225,802)	$(1,382,960)

MabCure is subject to U.S. income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income taxes. The effective tax rates used to calculate deferred income taxes are 34% for the United States and 33.99% for Belgium.

At December 31, 2010, the Company had available approximately $1.8 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2026 through 2030. The Company’s subsidiary has Belgian net operating loss carryforwards of $940,000 with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$936,664	$568,090
Accrued salaries	22,351	22,904
Stock based compensation	78,185	41,982
Accrued expenses	(1,457)	(1,389)

Total deferred tax assets	1,035,743	631,587
Valuation allowance	(1,035,743)	(631,587)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these deferred tax assets as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010 and 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

MabCure files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and state tax authorities. The Company’s subsidiary filed its initial return covering the period October 24, 2008 through December 31, 2009 in 2010 and such return is subject to examination by Belgian tax authorities for three years.

(8)        Related Party Transactions

As of December 31, 2010, and 2009, the Company owed to directors and officers of the Company a total of $10,629 and $29,365, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)        Commitments and Contingencies

Commitments

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of December 31, 2010.

Contingencies

On January 10, 2011, the Company received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In the Company’s response to Dr. Orr’s counsel, the Company has refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, the Company intends to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,164 as of December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

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

(11)      Subsequent Events

On January 18, 2011, the Company entered into an investment agreement with Centurion Private Equity, LLC (the “Investor”), an affiliate of Roswell Capital Partners, for the provision of an equity line funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, the Company may sell newly issued shares of its common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of its common stock or (ii) the Market Price of its common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date its registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put, the Company must have a registration statement declared effective with the SEC with respect to the Put Shares. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for the Company’s common stock during the fifteen consecutive trading day period immediately following the date specified by the Company on which it intends to exercise the applicable Put. As consideration for the provision of the equity funding facility, the Company issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees.

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture. The debenture is due to mature on October 18, 2011 and bears interest at the rate of 8% per annum which is payable to the Investor. At the option of the Investor, the debenture may be converted into shares of the Company’s common stock at any time prior to maturity, at a price equal to the lesser of (i) a price equal to 90% of the “Conversion Market Price” (as defined below) on the date of the initial issuance of the Debenture or (ii) 90% of the Conversion Market Price of the Company’s common stock on the applicable conversion date. “Conversion Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg, LP for the Company’s common stock over the fifteen consecutive trading day period immediately preceding the date in question. The debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective. Our management reached this conclusion after identifying the following two areas of material weakness in our internal control systems:

1.	Inadequate and ineffective application of complex accounting; and
2.

Management did not sufficiently monitor internal control over financial reporting. Specifically the Company did not have sufficient personnel with an appropriate level of technical accounting knowledge and experience who could execute appropriate application of complex accounting with respect to stock compensation and warrant modification.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to hire on an as-needed outsourced basis, a qualified person to address the above stated issues; however, the remediation effort is dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be materially adversely affected.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Dr. Amnon Gonenne	67	President, Chief Executive Officer and Director	July 7, 2008
Dr. David S. Frank	66	Director	April 26, 2009
Gad Berdugo	46	Director	September 24, 2010
Dr. Charles T. Tackney	61	Chief Scientific Officer	December 2, 2010
Ron Kalfus	36	Chief Financial Officer	November 7, 2008

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

The Board has concluded that Dr. Gonenne should serve as a Director of the Company because of his experience as one of the founders of the Company’s cancer therapy and detection business, his experience as the Company’s Chief Executive Officer, and his more than twenty years experience in the biotechnology field.

Dr. David S. Frank, Director

Dr. Frank is the Managing Director of MEDx Associates, a consulting company in the field of diagnostics. He also serves as the Chairman of the Board of Nehora Photonics Ltd., a medical device company located in Israel. From 2007-2010, Dr. Frank served as a faculty member at the LAHAV-Tel Aviv University Graduate School of Business, where he taught “Health Care Technology” courses for bioscience entrepreneurs. From 1995-2007, Dr. Frank was the executive director of business development at Ortho-Clinical Diagnostics, a Johnson & Johnson company.

Dr. Frank received his Doctorate degree in Biochemistry from Cornell University.

The Board has concluded that Dr. Frank should serve as a Director of the Company because of his rich background in working for clinical diagnostics companies, his extensive knowledge of the bio-technology industry, and his experience in bio-technology business development.

Gad Berdugo, Director

Mr. Berdugo is the Founder and Managing Partner of Explorium Capital LLC, an investment management and advisory firm specializing exclusively in the global healthcare and life sciences sectors, based in New York City. From 2001 to 2008, Mr. Berdugo was a Director at Lazard, Asset Management Division, where he served as senior equity research analyst and sector leader within Lazard’s centralized Global Equity Investment Research Platform. Prior to that, Mr. Berdugo served as the Director of Global Business Development at Baxter Healthcare, where he was responsible for domestic and international new business development activities for Baxter’s $2 billion biopharmaceutical business. Mr. Berdugo started his career at Abbott Diagnostics.

Mr. Berdugo holds an MBA from H.E.C. Graduate School of Management in Paris, France (and participated in an exchange program with Northwestern University’s Kellogg School of Management) and a Master of Science in Biochemical Engineering from University College London in England. Mr. Berdugo earned his Bachelor of Science in Biotechnology from the Imperial College of Science, Technology and Medicine, also in London, England.

The Board has concluded that Mr. Berdugo should serve as a Director of the Company because of his extensive financial and strategic analysis skills, based on his more than twenty years experience in investment management, business development, and management.

Dr. Charles Tackney, Chief Scientific Officer

Dr. Tackney, is a scientific and business leader with diverse experience in clinical medicine and new technology development, spanning the areas of molecular biology, biotechnology and diagnostics. Since 2009, he has served as the Chief Scientific Officer at NeuroMark Genomics, Inc. From 1997 through 2008, Dr. Tackney worked in various positions for the Ortho Clinical Diagnostics unit of Johnson & Johnson, including, (i) Director, Diagnostic Biomarker Evaluation Group, (ii) Scientific Director, Advanced Research & Technology Assessment World Wide, (iii) Director, Prion Research Group, (iv) Hepatitis Director, Worldwide Marketing, (v) Group Leader, Protein Engineering, and (vi) Senior Scientist, Department of New Technology R&D. From 1994 through 1997, Dr. Tackney served as a consultant for Access BioResource. From 1985 through 1994, Dr. Tackney served as the Director of the Department of Molecular Biology at ImClone Systems Inc.

Dr. Tackney earned his PhD in molecular genetics from the City University of New York and was awarded a postdoctoral research fellowship from the Damon Runyon Foundation at Columbia University College of Physicians and Surgeons.

Ron Kalfus, Chief Financial Officer

Mr. Kalfus has over ten years experience in the finance and accounting field. Prior to joining MabCure, Mr. Kalfus held various positions with Toys "R" Us, Inc. from 2003 to 2007, being responsible the company’s financial reporting to the Securities and Exchange Commission and being responsible for the Toys "R" Us division’s annual budget. Prior to joining Toys "R" Us, Inc., Mr. Kalfus worked as an auditor for two large public accounting firms, specializing in audits of medium-sized enterprises as well as public companies.

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

Code of Ethics

At present, we have not adopted a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a Code in the near future.

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

ITEM 11.         EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2010, are set out in the summary compensation table below:

  our Chief Executive Officer (Principal Executive Officer);
  our Chief Financial Officer (Principal Financial Officer);
  each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2010; and
  up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2010;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne(1)	2010 2009	168,000 168,000	0 0	0 0	0 0	0 0	0 0	5,976(7) 6,276(7)	173,976 174,276
Ron Kalfus(2)	2010 2009	96,000 96,000	0 0	0 0	0 146,941(5)	0 0	0 0	0 0	96,000 242,941
Dr. Charles T. Tackney(3)	2010	3,014	0	0	0(6)	0	0	0	3,014
Dr. Elisha Orr(4)	2010 2009	96,063 141,396	0 0	0 0	0 0	0 0	0 0	13,146(8) 13,807(8)	109,209 155,203

Notes:

(1)	Dr. Gonenne has been our President, Chief Executive Officer (Principal Executive Officer), and a Director since July 7, 2008.
(2)	Mr. Kalfus has been our Chief Financial Officer (Principal Financial Officer) since November 7, 2008.
(3)	Dr. Tackney has been our Chief Scientific Officer since December 2, 2010.
(4)

Dr. Orr was our Chief Scientific Officer from July 7, 2008 until his termination on December 2, 2010, and was a Director from October 14, 2010 until his resignation from the Board on November 30, 2010.

(5)	In 2009, Mr. Kalfus was granted 180,000 options to purchase a like number of shares of common stock.
(6)

Pursuant to Dr. Tackney’s employment agreement, the Company undertook to grant Dr. Tackney 200,000 options to purchase a like number of shares of common stock, but as of December 31, 2010 the Board had yet to formally grant the options to Dr. Tackney.

(7)	Represents rent paid for Dr. Gonenne’s personal residence.
(8)	Represents rent paid for Dr. Orr’s personal residence.

Stock option grants

The following table sets forth information as of December 31, 2010 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ron Kalfus	120,000	60,000(1)	0	$0.87	August 10, 2014

(1)	These 60,000 unexercisable options will vest and become exercisable on August 10, 2011.

Employment Contracts and Termination of Employment Agreements

As of July 7, 2008, we entered into an employment agreement with Dr. Amnon Gonenne, pursuant to which Dr. Gonenne serves as our President and Chief Executive Officer. In consideration for his services, we pay him an annual salary of $168,000, plus such benefits and bonuses as are set out in his employment agreement. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

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

We entered into an employment agreement with Dr. Charles T. Tackney, effective as of December 2, 2010, pursuant to which Dr. Tackney serves as our Chief Scientific Officer. In consideration for his services, we pay him an annual salary of $100,000, plus such benefits as are set out in his employment agreement. The term of the agreement is for an indefinite period and may be terminated with or without cause, according to the terms of the agreement.

On December 2, 2010, Dr. Orr’s Management Services Agreement was terminated and he no longer has a services relationship with the Company.

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for our Directors and officers; however our Board of Directors may approve any such plan at any time in their discretion, in which case Dr. Gonenne, Dr. Tackney, and Mr. Kalfus will participate in such plans. We currently do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or officers, except that we have agreed that each of Dr. Tackney and Dr. Gonenne are eligible to receive an annual discretionary bonus and that stock options may be granted at the discretion of our Board in the future.

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

During 2010 and 2009, we paid $9,333 and $2,000, respectively, to directors of the Company and owe an additional $5,666 and $6,333, respectively, for the services of our directors during 2010 and 2009.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2010
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Itshak Zivan(1)	3,667	0	0	0	0	0	3,667
Dr. David S. Frank	4,000	0	0	0	0	0	4,000
Gad Berdugo	1,000	0	50,748(2)	0	0	0	51,748

Notes:

(1)	Mr. Zivan resigned from the Board of Directors of MabCure on November 30, 2010.
(2)	In 2010, Mr. Berdugo was granted 120,000 options to purchase a like number of shares of common stock, which options will fully vest on September 24, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Indigoleaf Associates Ltd.(3) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	25,638,400(4)	40.7%
Dr. Amnon Gonenne De Schiervellaan 3/B1 3500 Hasselt, Belgium	Common Stock	6,409,600	10.2%
Ron Kalfus(7)	Common Stock	120,000(5)	<1.00%
Dr. Charles T. Tackney	N/A	0	0.00%
David Frank	Common Stock	120,000(6)	<1.00%
Gad Berdugo	N/A	0	0.00%
Directors and Executive Officers as a Group (5 people)	Common Stock	6,649,600	10.51%
Directors and Executive Officers and 5% Stockholders as a Group	Common Stock	32,288,000	46.82%

Notes:

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed is c/o MabCure Inc., 760 Parkside Avenue #208, Brooklyn, New York 11226.

(2)	Based on 62,999,841 shares of common stock issued and outstanding as of March 31, 2011.

(3)	Dr. Elisha Orr, our former Chief Scientific Officer, is the sole shareholder of Indigoleaf Associates Ltd.

(4)

We issued 25,638,400 restricted Common Shares to Indigoleaf Associates Ltd. pursuant to the asset purchase agreement dated January 10, 2008, subject to escrow and other conditions. All of these shares were held in escrow for a period of two years from July 7, 2008. At the end of the two-year period, 30 percent of the shares may be released to Indigoleaf without our prior consent. However, 70 percent of Indigoleaf's shares must be held in escrow for an additional year, and may not be sold, pledged or optioned during this time, to secure against its intellectual property representations under the asset purchase agreement.

(5)	We issued 180,000 options to Ron Kalfus, of which 120,000 have vested and are exercisable.

(6)	We issued 120,000 options to David Frank, all of which have vested and are exercisable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	660,000	0.75	5,374,800
Equity compensation plans not approved by security holders	0	0	0
Total	660,000	0.75	5,374,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As of December 31, 2010, we owed to certain of our directors and officers $10,629 for various working capital loans received by us through December 31, 2010. The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

Dr. Amnon Gonenne is not an Independent Director of the Company as he is an executive officer. Dr. David S. Frank and Mr. Gad Berdugo are Independent Directors. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We had two independent registered public accounting firms:

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

The aggregate fees billed or billable for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2010(1)	December 31, 2009(2)
Audit Fees	$36,000	$33,000
Audit Related Fees	0	0
Tax Fees	$500	$1,250
All Other Fees	0	0

Notes:

(1)	For the year ended December 31, 2010, audit fees to Rotenberg Meril totaled $21,000 and $15,000 to Etania. Tax fees to Etania totaled $500.
(2)	For the year ended December 31, 2009, audit fees to Rotenberg Meril totaled $21,000 and $12,000 to Etania. Tax fees to Etania totaled $1,250.

In each of the last two fiscal years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits. See Item 15(b) below.

(b)   Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

10.1	Asset Purchase Agreement dated January 10, 2008 with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.1.1	Amendment to Asset Purchase Agreement with Indigoleaf Associates Ltd. and Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.2	Escrow Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.2.1	Amendment to Escrow Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.3	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.3.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.4	Management Services Agreement effective as of January 1, 2009 with Dr. Elisha Orr (incorporated by reference from our Annual Report on Form 10-K filed on March 24, 2010).

10.5	Employment Agreement dated November 7, 2008 with Mr. Ron Kalfus (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 19, 2008).

10.6*	Employment Agreement dated December 2, 2010 with Dr. Charles Tackney.

10.7	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009)

10.8*	Director Agreement dated September 24, 2010 with Gad Berdugo.

10.9	Loan Agreement by and between Registrant and Chrysler Enterprises Ltd. dated September 2, 2009 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2009).

10.10	Conversion Agreement by and between Registrant and Chrysler Enterprises Ltd. executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.11	Subscription Agreement by and between Registrant and investor executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.12	Amendment to the Subscription Agreement with Paramount Trading Company signed on September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 20, 2010).

10.13	Investment Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.14

Registration Rights Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011

10.15

Securities Purchase Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.16	Debenture dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

21*	Subsidiaries of the Registrant

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

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

By:	/s/ Dr. Amnon Gonenne	By:	/s/ Ron Kalfus
	Name: Dr. Amnon Gonenne		Name: Ron Kalfus
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial and Accounting Officer)

Dated:	April 15, 2011

By:	/s/ Dr. David S. Frank	By:	/s/ Gad Berdugo
	Name: Dr. David S. Frank		Name: Gad Berdugo
	Title: Director		Title: Director

Dated:	April 15, 2011