Form 10-Q
period 2011-03-31
MABCURE INC.
filed 2011-05-23
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-141131

MABCURE INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4907813
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

760 Parkside Avenue #208, Brooklyn, New York 11226
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

As of May 20, 2011, there were 62,999,841 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,228	$3,415
Accounts receivable - Other	50,535	44,923
Prepaid expenses	6,493	7,890
Total current assets	59,256	56,228

Property and Equipment:
Computer and office equipment	12,257	11,733
Furniture and fixtures	8,416	8,244
Laboratory equipment	126,143	118,625
Vehicles	70,787	66,544
Website development costs	3,640	3,640
	221,243	208,786
Less: Accumulated depreciation and amortization	(101,351)	(84,867)
Net property and equipment	119,892	123,919

Other Assets:
Intellectual property	16,000,000	16,000,000
Deferred offering costs	-	20,663
Patent pending	4,675	4,675
Deposits and other	7,538	1,988
Total other assets	16,012,213	16,027,326
Total Assets	$16,191,361	$16,207,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$472,747	$286,044
Due to related parties - Directors and officers	49,051	10,629
Current portion of capital lease obligations	33,143	36,308
Derivative liability	39,949	-
Loans payable	233,258	133,258
Total current liabilities	828,148	466,239

Long-Term Debt, less current portion:
Capital lease obligations	14,325	16,275
Total liabilities	842,473	482,514

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 62,999,841 and 62,399,725 shares issued and outstanding in 2011 and 2010, respectively	63,000	62,400
Additional paid-in capital	18,970,352	18,924,500
Donated capital	13,000	13,000
Deferred compensation	(30,000)	-
Accumulated other comprehensive loss	(29,964)	(31,816)
Deficit accumulated during the development stage	(3,637,500)	(3,243,125)
Total stockholders’ equity	15,348,888	15,724,959
Total Liabilities and Stockholders' Equity	$16,191,361	$16,207,473

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011, AND 2010, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended March 31,		Cumulative
	2011	2010	from inception

Revenues	$-	$-	$-
Expenses:
Research and development	69,487	112,482	827,980
General and administrative	280,455	179,081	2,551,184
Total expenses	349,942	291,563	3,379,164

Loss from operations	(349,942)	(291,563)	(3,379,164)
Other Income (Expense):
Interest income	19	145	10,637
Interest expense	(63,280)	(6,749)	(287,801)
Gain on derivative liability	18,828	-	18,828
Total other income (expense)	(44,433)	(6,604)	(258,336)
Loss before income taxes	(394,375)	(298,167)	(3,637,500)
Provision for income taxes	-	-	-
Net loss	$(394,375)	$(298,167)	$(3,637,500)
Comprehensive Loss:
Foreign currency translation adjustment	1,852	(8,506)	(29,964)
Total Comprehensive Loss	$(392,523)	$(306,673)	$(3,667,464)
Basic and diluted loss per share	$(0.01)	$-
Weighted average number of shares
outstanding - basic and diluted	62,844,264	60,999,725

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011, AND 2010, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended March 31,		Cumulative
	2011	2010	from inception
Cash flows from operating activities:
Net loss	$(394,375)	$(298,167)	$(3,637,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative fair value adjustments	(18,828)	-	(18,828)
Financing costs	58,777	-	58,777
Depreciation and amortization	11,266	11,020	97,995
Donated services	-	-	13,000
Stock-based compensation	31,114	47,446	410,931
Common stock issued for investor relations services	-	-	45,001
Common stock issued for consulting services	6,000	-	6,000
Increase in value of warrants due to amendment of term	-	-	195,671
Changes in net assets and liabilities:
Increase in accounts receivable - other	(2,748)	(5,437)	(49,958)
Decrease (increase) in prepaid expenses and other
current assets	1,397	22,447	(6,440)
Decrease (increase) in deposits and other	(5,423)	-	(7,686)
Increase in accounts payable and accrued liabilities	181,449	(26,963)	486,259
Net cash used in operating activities	(131,371)	(249,654)	(2,406,778)

Cash flows from investing activities:
Capital expenditures	-	(3,468)	(65,569)
Patent pending	-	-	(4,675)
Net cash used in investing activities	-	(3,468)	(70,244)

Cash flows from financing activities:
Proceeds from loan payable	100,000	-	768,313
Payments on loan payable	-	-	(35,055)
Payments of principal on capital lease obligations	(8,208)	(8,584)	(101,719)
(Repayments) proceeds from loans from related parties	37,918	(7,682)	49,123
Issuance of common stock for cash	-	500,000	1,851,000
Deferred offering costs	-		(20,663)
Net cash provided by financing activities	129,710	483,734	2,510,999

Effects of exchange rate changes on cash and cash equivalents	474	(6,065)	(31,749)

Net (decrease) increase during period	(1,187)	224,547	2,228
Cash and cash equivalents at beginning of period	3,415	214,480	-
Cash and cash equivalents at end of period	$2,228	$439,027	$2,228

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,010	$1,338	$13,458
Income taxes	$-	$-	$-

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
On February 24, 2011, the Company issued 100,000 shares of common stock, valued at $36,000, for consulting services pursuant to a six-month agreement.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2010 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), filed on April 15, 2011.

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

     Property and equipment

Depreciation expense for the three months ended March 31, 2011 and 2010 totaled $11,266 and $11,020, respectively.

     Deferred Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the three months ended March 31, 2011, the Company offset against additional paid-in capital previously capitalized deferred offering costs totaling $20,663 for a transaction that was consummated in January 2011. See Note 4 for additional information.

     Impairment of Intellectual Property

The purchase of intellectual property from Indigoleaf was accounted for under Accounting Standards Codification (“ASC”) Topic 350. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and we have recorded no amortization expense. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. See Note 3 below for a further discussion.

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended March 31, 2011 and for the year ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument asset or liability.

Derivative instruments are re-valued at the end of each reporting period, with changes in the fair value recorded as charges or credits to income, in the period in which the changes occur. We determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

     Foreign Currency Translation

MabCure accounts for foreign currency translation pursuant to ASC Topic 830. The functional currency of the Company’s Belgian subsidiary is the euro. Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company’s Belgian subsidiary are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related interim consolidated statements of operations and comprehensive (loss).

     Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the three months ended March 31, 2011and 2010, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are anti-dilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three months ended March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
Stock options	660,000	540,000
Warrants	5,300,000	5,300,000

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

The allocation of stock-based compensation expense by functional area for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$6,356	$6,356
General and administrative	24,758	41,090
Total	$31,114	$47,446

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

     Reclassification

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Purchase of Intellectual Property and Stock Issuance to Founder

On January 10, 2008, MabCure entered into an asset purchase agreement with Indigoleaf and Dr. Amnon Gonenne pursuant to which the Company agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. The Company purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, the Company issued 25,638,400 shares of its common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and issued 6,409,600 shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business. The shares issued were valued at $16,000,000.

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite. As such, we have recorded no amortization expense.

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. The Company did not record an impairment charge at March 31, 2011 and December 31, 2010.

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

     Operating Lease

As of April 1, 2011, the Company relocated its principal executive offices and laboratory to Brooklyn, New York. The Company is leasing its new facilities under a lease that expires in March 2012.

     Loans Payable and Equity Funding Facility

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

The debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount. As of March 31, 2011, the principle due was $100,000 plus $1,618 of accrued interest.

As described above, the debenture contains a conversion option that is considered to be a derivative financial instrument. At March 31, 2011, the derivative liability amounted to $39,949. For the three months ended March 31, 2011, for the three months ended March 31, 2011, gain on derivative liability amounted to $18,828.

On December 7, 2010, the Company entered into a loan agreement to obtain a bridge loan of $75,000 from a stockholder. The loan amount bears interest at a rate of ten percent per annum, is unsecured, and is due upon demand. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of March 31, 2011, the principle due was $75,000 plus $2,866 of accrued interest.

The Company received loans from a third-party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. As of March 31, 2011 and December 31, 2010, the amount due was $58,258.

Loans payable amounted to $233,258 at March 31, 2011 and $133,258 at December 31, 2010.

(5)           Common Stock

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

On February 24, 2011, the Company issued 100,000 shares of common stock, valued at $36,000, to a third party provider of consulting services to raise financing pursuant to a six-month agreement dated February 24, 2011. The value of the stock issuance was recognized as deferred compensation and is being amortized over the six month term of the agreement.

(6)           Related Party Transactions

As of March 31, 2011 and December 31, 2010, the Company owed to directors and officers of the Company a total of $49,051 and $10,629, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(7)           Commitments and Contingencies

Commitments

The Company is subject to various commitments under contractual and other commercial obligations.

Contingencies

On January 10, 2011, the Company received a letter from counsel to Dr. Elisha Orr, the Company’s former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In the Company’s response to Dr. Orr’s counsel, the Company has refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months’ notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, the Company intends to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,164 as of March 31, 2011 and December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

(8)           Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of ASU 2010-13 did not have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(9)           Subsequent Events

On May 19, 2011, the Company granted stock options to certain employees, members of the Company Board of Directors, and certain consultants of the Company to purchase a total of 2,350,000 shares of its common stock at an exercise price of $0.50 per share. The terms of the options include the following:

1. Options for 950,000 shares of common stock vest over periods of one to three years and expire five years from the date of vesting.

2. Options for 1,400,000 shares of common stock vest upon the completion of qualified financing (as defined) and expire five years from the date of such qualified financing.

The Company has reviewed subsequent events through the date of this filing.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following: our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues; we face competition from several companies with greater financial, personnel and research and development resources than ours; delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis; biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving; we may become subject to product liability claims, which could result in damages that exceed our insurance coverage; we may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers; the commercialization of our product candidates may not be profitable; Our business could suffer if we cannot attract, retain and motivate skilled personnel and general economic conditions. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011.

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. Our registered independent public accounting firm had issued a going concern opinion for our 2010 Annual Report.

Since 2008, we have been in the business of developing and commercializing our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

In January 2011, we entered into an investment agreement with Centurion Private Equity, LLC (the “Investor” or “Centurion”), an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date our registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put we must have a registration statement declared effective with respect to the Put Shares.“Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable Put. As consideration for the provision of the equity funding facility, we issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees.

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

As of April 1, 2011, we relocated our principal executive offices and our principal place of business to 760 Parkside Avenue #208, Brooklyn, NY 11226.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2011 and March 31, 2010

We had no revenues for the period from May 8, 2006 (date of inception) through March 31, 2011. Beginning January 2009, we commenced our research and development activities with the proprietary antibody technology we acquired for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

Research and development expenses were $69,487 for the three months ended March 31, 2011, compared to $112,482 for the three months ended March 31, 2010. Research and development expenses were higher for the three months ended March 31, 2010, due to contractual payments that were made in connection with our clinical trials in Bangkok, Thailand, which we did not have to make in the current quarter. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $280,455 for the three months ended March 31, 2011, compared to $179,081 for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to an increase in professional fees as well as an increase in financing costs related to the $100,000 convertible debenture that we sold in January 2011. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Our net loss for the three months ended March 31, 2011, was $394,375 or $0.01 per share compared to $298,167 or $0.00 per share for the three months ended March 31, 2010. The weighted average number of shares outstanding was 60,844,264 for the three months ended March 31, 2011, compared to 60,999,725 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As outlined in the overview above, in January 2011, we entered into an investment agreement with Centurion for the provision of an equity funding facility of up to the amount of $10 million. Drawing funds from this facility is at our sole discretion and will be based on our ongoing needs for capital. We will be able to begin drawing funds from the facility once we have an effective registration statement. The facility will be available to us for a period of two years or 30 months from the date of the Investment Agreement, whichever is sooner. During this time, we will be working towards securing additional sources of capital.

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

As of March 31, 2011

As of March 31, 2011, our cash balance was $2,228. We have been working on various fronts to attempt to obtain additional capital to fund our operations, including third-party loans, convertible debentures, equity investments, and strategic alliances. During the quarter ended March 31, 2011, we were able to obtain a $100,000 convertible debenture and received advances of $37,918 from related parties.

For the three months ended March 31, 2011, net cash used in operating activities was $131,371 compared to net cash used in operating activities of $249,654 for the quarter ended March 31, 2010. In both years, cash used in operating activities was used to fund our losses for the respective periods.

For the three months ended March 31, 2011, we did not use any cash for investing activities.

Net cash flows from financing activities for the three months ended March 31, 2011 were $129,710, which resulted primarily from net proceeds of $100,000 in connection with our January 2011 convertible debenture and proceeds of $37,918 from related parties. Net cash flows from financing activities for the three months ended March 31, 2010 was $483,734 and which resulted primarily from net proceeds of $500,000 in connection with our March 2010 private placement.

Recent Private Placements

On January 18, 2011, we entered into an investment agreement with Centurion for the provision of an equity funding facility of up to the amount of $10 million. Concurrently, we issued to Centurion a senior secured convertible debenture in the amount of $100,000.

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

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on April 15, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 8 to the Consolidated Financial Statements entitled “Recent Accounting Pronouncements” included in this Annual Report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

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

As of March 31, 2011, the end of the three-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

As previously described in our Annual Report on form 10-K for the year ended December 31, 2010, the Company identified certain material weaknesses in the Company’s internal control over financial reporting. We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses. To remediate such weaknesses, we intend to hire on an as-needed outsourced basis, a qualified person to address the above stated issues; however, the remediation effort is dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be materially adversely affected.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We know of no material active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

On January 10, 2011, we received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In our response to Dr. Orr’s counsel, we have refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months’ notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, we intend to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,164 as of December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

Item 1A. Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal period ended March 31, 2011, except as included in our Annual Report on Form 10-K or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

10.1	Investment Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.2

Registration Rights Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.3

Securities Purchase Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.4	Debenture dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2011

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
May 23, 2011

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
May 23, 2011