Form 10-Q
period 2011-06-30
MABCURE INC.
filed 2011-08-22
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 63,565,065 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,734	$3,415
Accounts receivable - Other	20,525	44,923
Prepaid expenses	-	7,890
Total current assets	55,259	56,228

Property and Equipment:
Computer and office equipment	12,438	11,733
Furniture and fixtures	8,476	8,244
Laboratory equipment	54,496	118,625
Vehicles	72,253	66,544
Website development costs	3,640	3,640
	151,303	208,786
Less: Accumulated depreciation and amortization	(76,674)	(84,867)
Net property and equipment	74,629	123,919

Other Assets:
Intellectual property	16,000,000	16,000,000
Patent pending	4,675	4,675
Deposits and other	7,582	1,988
Deferred offering costs	-	20,663
Total other assets	16,012,257	16,027,326
Total Assets	$16,142,145	$16,207,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$691,587	$286,044
Due to related parties - Directors and officers	60,409	10,629
Current portion of capital lease obligations	22,625	36,308
Loans payable	233,258	133,258
Derivative liability	-	-
Total current liabilities	1,007,879	466,239

Long-Term Debt, less current portion:
Capital lease obligations	11,537	16,275
Total liabilities	1,019,416	482,514

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 63,565,065 and 62,399,725 shares issued and outstanding in 2011 and 2010, respectively	63,565	62,400
Additional paid-in capital	19,137,164	18,924,500
Donated capital	13,000	13,000
Deferred compensation	(12,000)	-
Accumulated other comprehensive loss	(29,161)	(31,816)
Deficit accumulated during the development stage	(4,049,839)	(3,243,125)
Total stockholders’ equity	15,122,729	15,724,959
Total Liabilities and Stockholders' Equity	$16,142,145	$16,207,473

The accompanying notes are an integral part of these consolidated financial statements.

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011, AND 2010, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative
	2011	2010	2011	2010	from inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	131,347	104,441	201,248	237,010	959,741
General and administrative	187,566	122,596	468,282	282,022	2,739,011
Total expenses	318,913	227,037	669,530	519,032	3,698,752

Loss from operations	(318,913)	(227,037)	(669,530)	(519,032)	(3,698,752)
Other Income (Expense):
Interest income	-	224	19	370	10,637
Interest expense	(101,894)	(1,122)	(165,196)	(7,866)	(389,717)
Gain on derivative liability	7,941	-	26,769	-	26,769
Other income	1,224	-	1,224	-	1,224
Total other income (expense)	(92,729)	(898)	(137,184)	(7,496)	(351,087)
Loss before income taxes	(411,642)	(227,935)	(806,714)	(526,528)	(4,049,839)
Provision for income taxes	-	-	-	-	-
Net loss	$(411,642)	$(227,935)	$(806,714)	$(526,528)	$(4,049,839)
Comprehensive Loss:
Foreign currency translation adjustment	803	(10,245)	2,655	(18,751)	(29,161)
Total Comprehensive Loss	$(410,839)	$(238,180)	$(804,059)	$(545,279)	$(4,079,000)
Basic and diluted loss per share	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	63,122,537	62,399,725	62,984,169	61,703,592

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THESIX MONTHS ENDED JUNE 30, 2011, AND 2010, AND
CUMULATIVE FROM INCEPTION (MAY 8, 2006) THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended June 30,		Cumulative
	2011	2010	from inception
Cash flows from operating activities:
Net loss	$(806,714)	$(526,528)	$(4,049,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(26,769)	-	(26,769)
Financing costs	156,474	-	156,474
Depreciation and amortization	20,564	21,323	107,293
Donated services	-	-	13,000
Stock-based compensation	80,028	71,407	459,845
Common stock issued for investor relations services	-	-	45,001
Common stock issued for consulting services	24,000	-	24,000
Increase in value of warrants due to amendment of term	-	-	195,671
Gain on sale of fixed assets	(1,224)	-	(1,224)
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable - other	28,253	(7,467)	(18,957)
Decrease (increase) in prepaid expenses and other current assets	7,890	19,113	53
Decrease (increase) in deposits and other	(5,423)	-	(7,686)
Increase in accounts payable and accrued liabilities	398,472	(1,879)	703,282
Net cash used in operating activities	(124,449)	(424,031)	(2,399,856)

Cash flows from investing activities:
Capital expenditures	-	(3,872)	(65,569)
Proceeds from the sale of property and equipment	39,662	-	39,662
Patent pending	-	-	(4,675)
Net cash provided by (used in) investing activities	39,662	(3,872)	(30,582)

Cash flows from financing activities:
Proceeds from loan payable	100,000	-	768,313
Payments on loan payable	-	-	(35,055)
Payments of principal on capital lease obligations	(22,923)	(15,917)	(116,434)
Proceeds (Repayments) from loans from related parties	49,351	(13,207)	60,556
Issuance of common stock for cash	-	500,000	1,851,000
Deferred offering costs	(11,241)	-	(31,904)
Net cash provided by financing activities	115,187	470,876	2,496,476

Effects of exchange rate changes on cash and cash equivalents	919	(13,651)	(31,304)

Net increase during period	31,319	29,322	34,734
Cash and cash equivalents at beginning of period	3,415	214,480	-
Cash and cash equivalents at end of period	$34,734	$243,802	$34,734

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,341	$2,455	$13,789
Income taxes	$-	$-	$-

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

     Property and equipment

Depreciation expense for the three months ended June 30, 2011 and 2010 totaled $9,298 and $10,303, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 totaled $20,564 and $21,323, respectively.

     Deferred Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the six months ended June 30, 2011, the Company offset against additional paid-in capital previously capitalized deferred offering costs totaling $20,663 for a transaction that was consummated in January 2011. See Note 4 for additional information.

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

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the six months ended June 30, 2011 and for the year ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

     Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the three and six months ended June 30, 2011and 2010, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are anti-dilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	3,010,000	540,000	3,010,000	540,000
Warrants	5,300,000	5,300,000	5,300,000	5,300,000

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

The allocation of stock-based compensation expense by functional area for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$9,298	$2,397	$15,654	$4,768
General and administrative	39,616	21,564	64,374	66,639
Total	$48,914	$23,961	$80,028	$71,407

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

Given the current pace of clinical development of our products, and until the Company can draw sufficient funds from its equity funding facility, the Company estimates that it has sufficient cash on hand to fund clinical development only through the third quarter of 2011. Management of the Company is making efforts to raise additional funding by obtaining bridge financing in the form of convertible debt.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. The Company did not record an impairment charge at June 30, 2011 and December 31, 2010.

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

     Loans Payable and Equity Funding Facility

On June 28, 2011, the Company entered into a one-year working capital agreement with a third party lender for a $63,500 convertible debenture, carrying an interest rate of 14% per annum. The debenture is convertible into shares of common stock beginning December 26, 2011 which is 180 days after the execution of the debenture agreement. Following the 180th day and until the 240th day, the lender may convert the loan at the higher of $0.11 or 50% discount to the “market price”. The agreement defines the “market price” as the average of the three lowest closing bid prices for the Company’s common stock during the 10 trading day period ending one trading day prior to the date the conversion notice is sent by the lender. Following the 240th day, the lender may convert the loan at the lesser of $0.11 or 39% discount to the “market price” as defined above. The Company has the option to prepay the loan at anytime with varying degrees of prepayment penalty. During the two-day period ending on and including the 240th day following the executing of this agreement, the Company may prepay the loan without incurring any prepayment penalties. In connection with this loan, the Company issued 288,636 warrants to purchase the Company’s common stock at an exercise price of $0.11 per share for a term of three years from date of issuance. Proceeds from this loan were received by the Company on July 6, 2011, therefore, the corresponding liability and the value of the warrants will be recorded in the third quarter of 2011.

On January 18, 2011, the Company entered into an investment agreement (“Investment Agreement”) with Centurion Private Equity, LLC (the “Investor”), an affiliate of Roswell Capital Partners, for the provision of an equity line funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, the Company may sell newly issued shares of its common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of its common stock or (ii) the Market Price of its common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date its registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put, the Company must have a registration statement declared effective with the SEC with respect to the Put Shares. Such registration has been declared effective by the SEC on June 27, 2011. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for the Company’s common stock during the fifteen consecutive trading day period immediately following the date specified by the Company on which it intends to exercise the applicable Put. As consideration for the provision of the equity funding facility, the Company issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees.

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture. The debenture matures on October 18, 2011 and bears interest at the rate of 8% per annum which is payable to the Investor. The debenture was originally convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to the lesser of (i) a price equal to 90% of the “Conversion Market Price” (as defined below) on the date of the initial issuance of the Debenture or (ii) 90% of the Conversion Market Price of the Company’s common stock on the applicable conversion date. “Conversion Market Price” was defined as the average of the three lowest daily volume weighted average prices published daily by Bloomberg, LP for the Company’s common stock over the fifteen consecutive trading day period immediately preceding the date in question.

On June 6, 2011, the Company entered into an amendment to the debenture, pursuant to which the conversion price of the debenture was fixed at $0.165 per share. In addition, the Company entered into an amendment to the Investment Agreement with the Investor pursuant to which the Company issued to the Investor an additional 465,224 commitment shares. The value of the shares issued, totaling $97,697, was recorded as financing costs and is included in interest expense on the consolidated statement of operations.

The debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount. As of June 30, 2011, the principle due was $100,000 plus $3,618 of accrued interest.

As described above, the debenture no longer contains a conversion option that is considered to be a derivative financial instrument. The Company has removed the derivative liability from its consolidated balance sheet as of June 6, 2011 and the fair value of the warrants was reclassified to additional paid-in capital. For the six months ended June 30, 2011, gain on derivative liability amounted to $26,769.

In addition, the Company determined that the change in terms of the conversion option to be substantially different and account for the amendment as a debt extinguishment. The Company determined that the effect of the amendment not to be material.

On December 7, 2010, the Company entered into a loan agreement to obtain a bridge loan of $75,000 from a stockholder. The loan amount bears interest at a rate of ten percent per annum, is unsecured, and is due upon demand. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of June 30, 2011, the principle due was $75,000 plus $4,741 of accrued interest.

The Company received loans from a third-party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. As of June 30, 2011 and December 31, 2010, the amount due was $58,258.

Loans payable amounted to $233,258 at June 30, 2011 and $133,258 at December 31, 2010.

(5)      Stockholders’ Equity

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

On June 29, 2011, the Company issued 100,000 shares in connection with its first Put notice under the Equity Funding Facility outlined in Note 4. Under this first Put, the Company received proceeds of $10,829 on July 27, 2011.

On June 6, 2011, the Company issued 465,224 shares of common stock in connection with the change of terms of the $100,000 convertible debenture, as outlined in the previous footnote.

On February 24, 2011, the Company issued 100,000 shares of common stock, valued at $36,000, to a third party provider of consulting services to raise financing pursuant to a six-month agreement dated February 24, 2011. The value of the stock issuance was recognized as deferred compensation and is being amortized over the six-month term of the agreement.

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

The following is a summary of stock option grants issued under the Plan during 2011:

On May 19, 2011, the Company granted stock options to certain employees, members of the Company Board of Directors, and certain consultants of the Company to purchase a total of 2,350,000 shares of its common stock at an exercise price of $0.50 per share. The terms of the options include the following:

1.	Options for 950,000 shares of common stock vest over periods of one to three years and expire five years from the date of vesting.
2.	Options for 1,400,000 shares of common stock vest upon the completion of qualified financing (as defined) and expire five years from the date of such qualified financing.

     Warrants

A summary of the warrants outstanding at June 30, 2011 is as follows:

Warrants	Exercise	Expiration
	Price	Date
1,300,000	$0.50	June 2012
2,000,000	$0.60	February 2012
2,000,000	$0.70	February 2012
288,636	$0.11	June 2014
5,588,636

(6)      Related Party Transactions

As of June 30, 2011 and December 31, 2010, the Company owed to directors and officers of the Company a total of $60,409 and $10,629, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(7)      Commitments and Contingencies

     Commitments

The Company is subject to various commitments under contractual and other commercial obligations.

     Contingencies

On January 10, 2011, the Company received a letter from counsel to Dr. Elisha Orr, the Company’s former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In the Company’s response to Dr. Orr’s counsel, the Company has refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months’ notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, the Company intends to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,122 as of June 30, 2011 and December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

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

In January 2011, we entered into an investment agreement with Centurion Private Equity, LLC (the “Investor” or “Centurion”), an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date our registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put we must have a registration statement declared effective with respect to the Put Shares.“Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable Put. As consideration for the provision of the equity funding facility, we issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees. On June 29, 2011, we issued 100,000 shares in connection with our first Put notice under the Equity Funding Facility. Under this first Put, we received proceeds of $10,829 on July 27, 2011.

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture. The debenture is due to mature on October 18, 2011 and bears interest at the rate of 8% per annum which is payable to the Investor at maturity. On June 6, 2011, we entered into an amendment related to this debenture under which the investor agreed to fix the price at which the Debenture may be converted into common stock to $0.165 per share. In addition, on June 6, 2011, we entered into an amendment to the Investment Agreement with the Investor pursuant to which we issued to the Investor an additional 465,224 commitment shares.

As of April 1, 2011, we relocated our principal executive offices and our principal place of business to 760 Parkside Avenue #208, Brooklyn, NY 11226.

Over the next twelve months, we plan to:

  complete our Asian clinical study for the diagnosis of ovarian cancer;
  initiate an additional anti-ovarian cancer clinical study in the U.S.;
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs; and
  hire an additional scientist to assist in carrying out the tasks described above.

RESULTS OF OPERATIONS

We had no revenues for the period from May 8, 2006 (date of inception) through June 30, 2011. Beginning January 2009, we commenced our research and development activities with the proprietary antibody technology we acquired for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

For the three months ended June 30, 2011 and June 30, 2010

Research and development expenses were $131,347 for the three months ended June 30, 2011, compared to $104,441 for the three months ended June 30, 2010. Research and development expenses were higher for the three months ended June 30, 2011, due to contractual payments that were made in connection with outsourcing various activities related to our ovarian cancer antibodies. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $187,566 for the three months ended June 30, 2011, compared to $122,596 for the three months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in professional fees related to the Company’s fund raising efforts. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Interest expense was $101,894 for the three months ended June 30, 2011 compared to $1,122 for the three months ended June 30, 2010. Interest expense in 2011 consists primarily of a finance charge of $97,697 incurred for the issuance of common stock for the amendment of the Investment Agreement. Interest expense in 2011 and 2010 also includes interest on loans payable and capital lease obligations.

Our net loss for the three months ended June 30, 2011, was $411,642 or $0.01 per share compared to $227,935 or $0.00 per share for the three months ended June 30, 2010. The weighted average number of shares outstanding was 63,122,537 for the three months ended June 30, 2011, compared to 62,399,725 for the three months ended June 30, 2010.

For the six months ended June 30, 2011 and June 30, 2010

Research and development expenses were $201,248 for the six months ended June 30, 2011, compared to $237,010 for the six months ended June 30, 2010. Research and development expenses were lower for the six months ended June 30, 2011, due to contractual payments that were made in connection with our clinical trials in Bangkok, Thailand, which we did not have to make in the current period in addition to lower travel-related expenses in the current period. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $468,282 for the six months ended June 30, 2011, compared to $282,022 for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in professional fees related to the Company's fund raising efforts. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Interest expense was $165,196 for the three months ended June 30, 2011 compared to $7,866 for the three months ended June 30, 2010. Interest expense in 2011 consists primarily of a finance charge of $97,697 incurred for the issuance of common stock for the amendment of the Investment Agreement. Interest expense in 2011 and 2010 also includes interest on loans payable and capital lease obligations.

Our net loss for the six months ended June 30, 2011, was $806,714 or $0.01 per share compared to $526,528 or $0.01 per share for the six months ended June 30, 2010. The weighted average number of shares outstanding was 62,984,169 for the six months ended June 30, 2011, compared to 61,703,592 for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As outlined in the overview above, in January 2011, we entered into an investment agreement with Centurion for the provision of an equity funding facility of up to the amount of $10 million. Drawing funds from this facility is at our sole discretion and will be based on our ongoing needs for capital. We are now able to draw funds from the facility given that the SEC declared as effective our S-1 related to this equity funding facility. The facility will be available to us for a period of two years or 30 months from the date of the Investment Agreement, whichever is sooner. During this time, we will be working towards securing additional sources of capital.

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

Given the current pace of clinical development of our products, and our limited financial resources, we estimate that we have sufficient cash on hand to fund clinical development only through the third quarter of 2011. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

As of June 30, 2011

As of June 30, 2011, our cash balance was $34,734. We have been working on various fronts to attempt to obtain additional capital to fund our operations, including third-party loans, convertible debentures, equity investments, and strategic alliances. During the six months ended June 30, 2011, we were able to obtain a total of $100,000 in convertible debentures and received advances of $49,351 from related parties.

For the six months ended June 30, 2011, net cash used in operating activities was $124,449 compared to net cash used in operating activities of $424,031 for the quarter ended June 30, 2010. In both years, cash used in operating activities was used to fund our losses for the respective periods.

For the six months ended June 30, 2011, we disposed of various assets and received proceeds of $39,662 recorded as cash from investing activities.

Net cash flows from financing activities for the six months ended June 30, 2011 were $115,187, which resulted primarily from net proceeds of $100,000 in connection with our January 2011 convertible debenture and proceeds of $49,351 from related parties. Net cash flows from financing activities for the six months ended June 30, 2010 was $470,876 and which resulted primarily from net proceeds of $500,000 in connection with our March 2010 private placement.

Key Financial Transactions

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

We expect our current funds will be sufficient only to enable us to continue our operations as currently planned until approximately the third quarter of 2011. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

However, until we can draw sufficient funds from our equity funding facility, there are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

As of June 30, 2011, the end of the six-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 10, 2011, we received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In our response to Dr. Orr’s counsel, we have refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months’ notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, we intend to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $106,122 as of December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

Item 1A. Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal period ended June 30, 2011, except as included in our Annual Report on Form 10-K or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

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

Dated: August 22, 2011

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
August 22, 2011

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
August 22, 2011