Form 10-Q/A
period 2011-06-30
MABCURE INC.
filed 2011-08-25
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes [X]    No [   ]

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

10.4	Debenture dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T**

* These exhibits were previously included in MabCure Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

** Filed with this Form 10-Q/A for MabCure Inc..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2011

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
August 25, 2011

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
August 25, 2011