Form 10-Q
period 2011-09-30
MABCURE INC.
filed 2011-11-21
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 15, 2011, there were 63,915,065 shares of the Registrant's common stock issued and outstanding.

MABCURE, INC.
TABLE OF CONTENTS
Part I—Financial Information

Item 1.	Financial Statements - Unaudited	3
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010		3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2010 and Cumulative from Inception		4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and Cumulative from Inception		5
Notes to Consolidated Financial Statements September 30, 2011 and 2010		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II – Other Information
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signatures		22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements – (Unaudited)

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED BALANCESHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,923	$3,415
Accounts receivable - Other	19,394	44,923
Prepaid expenses	10,186	7,890
Total current assets	43,503	56,228

Property and Equipment:
Computer and office equipment	11,946	11,733
Furniture and fixtures	8,314	8,244
Laboratory equipment	51,532	118,625
Vehicles	68,272	66,544
Website development costs	3,640	3,640
	143,704	208,786
Less: Accumulated depreciation and amortization	(80,338)	(84,867)
Net property and equipment	63,366	123,919

Other Assets:
Intellectual property	16,000,000	16,000,000
Patent pending	4,675	4,675
Deposits and other	7,463	1,988
Deferred offering costs	-	20,663
Total other assets	16,012,138	16,027,326
Total Assets	$16,119,007	$16,207,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$706,017	$286,044
Due to related parties - Directors and officers	57,153	10,629
Current portion of capital lease obligations	16,167	36,308
Loans payable - net of debt discount of $49,153 and $0	247,605	133,258
Unearned license fees	100,000	-
Total current liabilities	1,126,942	466,239

Long-Term Debt, less current portion:
Capital lease obligations	7,953	16,275
Total liabilities	1,134,895	482,514

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 63,565,065 and 62,399,725 shares issued and outstanding in 2011 and 2010, respectively	63,565	62,400
Additional paid-in capital	19,263,639	18,924,500
Donated capital	13,000	13,000
Accumulated other comprehensive loss	(30,532)	(31,816)
Deficit accumulated during the development stage	(4,325,560)	(3,243,125)
Total stockholders’ equity	14,984,112	15,724,959
Total Liabilities and Stockholders' Equity	$16,119,007	$16,207,473

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVELOSS
FOR THETHREEAND NINEMONTHS ENDED SEPTEMBER 30, 2011, AND 2010, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
	2011	2010	2011	2010	from inception

Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	97,600	123,264	314,590	366,215	1,124,985
General and administrative	169,025	145,102	621,718	412,237	2,840,545
Total expenses	266,625	268,366	936,308	778,452	3,965,530

Loss from operations	(266,625)	(268,366)	(936,308)	(778,452)	(3,965,530)
Other Income (Expense):
Interest income	-	101	19	470	10,637
Interest expense	(8,944)	(196,977)	(174,143)	(204,726)	(398,664)
Gain on derivative liability	-	-	26,769	-	26,769
Other income	-	-	1,228	-	1,228
Total other income (expense)	(8,944)	(196,876)	(146,127)	(204,256)	(360,030)
Loss before income taxes	(275,569)	(465,242)	(1,082,435)	(982,708)	(4,325,560)
Provision for income taxes	-	-	-	-	-
Net loss	$(275,569)	$(465,242)	$(1,082,435)	$(982,708)	$(4,325,560)
Comprehensive Loss:
Foreign currency translation adjustment	(1,371)	7,843	1,284	(10,908)	(30,532)
Total Comprehensive Loss	$(276,940)	$(457,399)	$(1,081,151)	$(993,616)	$(4,356,092)
Basic and diluted loss per share	$0.00	$(0.01)	$(0.02)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	63,465,065	62,399,725	63,146,229	61,938,187

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THENINEMONTHS ENDED SEPTEMBER 30, 2011, AND 2010, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended September 30,		Cumulative
	2011	2010	from inception
Cash flows from operating activities:
Net loss	$(1,082,435)	$(982,708)	$(4,325,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(26,769)	-	(26,769)
Financing costs	156,474	-	156,474
Depreciation and amortization	28,207	32,672	114,936
Amortization of debt discount	4,468	-	4,468
Donated services	-	-	13,000
Stock-based compensation	142,052	99,471	521,869
Common stock issued for investor relations services	-	-	45,001
Common stock issued for consulting services	36,000	-	36,000
Increase in value of warrants due to amendment of term	-	195,671	195,671
Gain on sale of fixed assets	(1,224)	-	(1,224)
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable - other	27,791	(11,840)	(19,419)
Decrease (increase) in prepaid expenses and other current assets	(2,296)	21,292	(10,133)
Decrease (increase) in deposits and other	(5,423)	-	(7,686)
Increase in accounts payable and accrued liabilities	416,518	45,985	721,328
Increase in unearned license fees	100,000	-	100,000
Net cash used in operating activities	(206,637)	(599,457)	(2,482,044)

Cash flows from investing activities:
Capital expenditures	-	(9,237)	(65,569)
Proceeds from sale of property and equipment	39,662	-	39,662
Patent pending	-	(4,675)	(4,675)
Net cash provided by (used in) investing activities	39,662	(13,912)	(30,582)

Cash flows from financing activities:
Proceeds from loan payable	163,500	-	831,813
Payments on loan payable	-	-	(35,055)
Payments of principal on capital lease obligations	(30,617)	(24,821)	(124,128)
Proceeds (repayments) from loans from related parties	46,578	(18,525)	57,783
Issuance of common stock for cash	10,829	500,000	1,861,829
Deferred offering costs	(11,241)	-	(31,904)
Net cash provided by financing activities	179,049	456,654	2,560,338

Effects of exchange rate changes on cash and cash equivalents	(1,566)	(10,512)	(33,789)

Net increase during period	10,508	(167,227)	13,923
Cash and cash equivalents at beginning of period	3,415	214,480	-
Cash and cash equivalents at end of period	$13,923	$47,253	$13,923

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,958	$3,473	$14,406
Income taxes	$-	$-	$-

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

Property and equipment

Depreciation expense for the three months ended September 30, 2011 and 2010 totaled $7,643 and $10,545, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 totaled $28,207 and $31,868, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the three and nine months ended September 30, 2011and 2010, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are anti-dilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	3,010,000	660,000	3,010,000	660,000
Warrants	5,588,636	5,300,000	5,588,636	5,300,000

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

The allocation of stock-based compensation expense by functional area for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$12,960	$6,356	$28,615	$19,066
General and administrative	49,064	13,079	113,437	81,444
Total	$62,024	$19,435	$142,052	$100,510

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

Given the current pace of clinical development of our products, and until the Company can draw sufficient funds from its equity funding facility, the Company estimates that it has sufficient cash on hand to fund clinical development only through the first quarter of 2012. Management of the Company is making efforts to raise additional funding by obtaining bridge financing in the form of convertible debt.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. The Company did not record an impairment charge at September 30, 2011 and December 31, 2010.

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

Loans Payable and Equity Funding Facility

On October 25, 2011, MabCure entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with Biotech Investment Corp. ("Biotech"), the funds from which were used to pay off MabCure's previous senior secured convertible debenture (the “Old Debenture”) which was due October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, the Company issued 350,000 shares to Biotech. The value of these shares will be recorded in the fourth quarter.

The New Debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

On June 28, 2011, the Company entered into a one-year working capital agreement with a third party lender for a $63,500 convertible debenture, carrying an interest rate of 14% per annum. The debenture is convertible into shares of common stock beginning December 26, 2011 which is 180 days after the execution of the debenture agreement. Following the 180th day and until the 240th day, the lender may convert the loan at the higher of $0.11 or 50% discount to the “market price”. The agreement defines the “market price” as the average of the three lowest closing bid prices for the Company’s common stock during the 10 trading day period ending one trading day prior to the date the conversion notice is sent by the lender. Following the 240th day, the lender may convert the loan at the lesser of $0.11 or 39% discount to the “market price” as defined above. The Company has the option to prepay the loan at anytime with varying degrees of prepayment penalty. During the two-day period ending on and including the 240th day following the executing of this agreement, the Company may prepay the loan without incurring any prepayment penalties. In connection with this loan, the Company issued 288,636 warrants to purchase the Company’s common stock at an exercise price of $0.11 per share for a term of three years from date of issuance. Proceeds from this loan were received by the Company on July 6, 2011.

For financial reporting purposes, the Company recorded a discount of $53,621 to reflect the value of the warrants issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 3 years, risk free interest rate of 0.75%, a dividend yield of 0% and volatility of 190.96%. Expected volatility is based on the historical volatility of the stock prices of several companies in the Company’s industry. The discount is being amortized to the date of maturity unless repaid or converted earlier. In addition, the Company has determined that the conversion feature of the debenture is considered to be a derivative financial instrument. Such derivative will be recorded at its fair value on December 26, 2011, the date at which the debenture can first be converted and then marked-to-market at the end of each reporting period.

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

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture (the "Old Debenture"). The Old Debenture matured on October 18, 2011 and bore interest at the rate of 8% per annum which was payable to the Investor. The Old Debenture was originally convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to the lesser of (i) a price equal to 90% of the “Conversion Market Price” (as defined below) on the date of the initial issuance of the Old Debenture or (ii) 90% of the Conversion Market Price of the Company’s common stock on the applicable conversion date. “Conversion Market Price” was defined as the average of the three lowest daily volume weighted average prices published daily by Bloomberg, LP for the Company’s common stock over the fifteen consecutive trading day period immediately preceding the date in question.

On June 6, 2011, the Company entered into an amendment to the Old Debenture, pursuant to which the conversion price of the Old Debenture was fixed at $0.165 per share. In addition, the Company entered into an amendment to the Investment Agreement with the Investor pursuant to which the Company issued to the Investor an additional 465,224 commitment shares. The value of the shares issued, totaling $97,697, was recorded as financing costs and is included in interest expense on the consolidated statement of operations.

The Old Debenture included a security interest on all of the Company’s. As discussed above, on October 25, 2011, the Company repaid the Old Debenture using funds received from the New Debenture. As of September 30, 2011, the principle due was $100,000 plus $5,618 of accrued interest.

As described above, as of June 6, 2011, the Old Debenture ceased to contain a conversion option that was considered to be a derivative financial instrument. The Company removed the derivative liability from its consolidated balance sheet as of June 6, 2011 and the fair value of the warrants was reclassified to additional paid-in capital. For the three and nine months ended September 30, 2011, gain on derivative liability amounted to $0 and $26,769, respectively.

In addition, the Company determined that the change in terms of the conversion option to be substantially different and account for the amendment as a debt extinguishment. The Company determined that the effect of the amendment not to be material.

On December 7, 2010, the Company entered into a loan agreement to obtain a bridge loan of $75,000 from a stockholder. The loan amount bears interest at a rate of ten percent per annum, is unsecured, and is due upon demand. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of September 30, 2011, the principle due was $75,000 plus $6,616 of accrued interest.

The Company received loans from a third-party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. As of September 30, 2011 and December 31, 2010, the amount due was $58,258.

Loans payable, net of debt discounts, amounted to $247,605 at September 30, 2011 and $133,258 at December 31, 2010.

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

On October 26, 2011, the Company issued 350,000 shares to Biotech in connection with the New Debenture entered into on October 25, 2011, which transaction is discussed in more detail in Note 4 to the Consolidated Financial Statements.

On June 29, 2011, the Company issued 100,000 shares in connection with its first Put notice under the Equity Funding Facility outlined in Note 4. Under this first Put, the Company received proceeds of $10,829 on July 27, 2011.

On June 6, 2011, the Company issued 465,224 shares of common stock in connection with the change of terms of the Old Debenture, as outlined in the previous note.

On February 24, 2011, the Company issued 100,000 shares of common stock, valued at $36,000, to a third party provider of consulting services to raise financing pursuant to a six-month agreement dated February 24, 2011. The value of the stock issuance was recognized as deferred compensation and was amortized over the six-month term of the agreement. Stock compensation amounted to $12,000 and $36,000 for the three and nine months ended September 30, 2011 and is included in general and administrative expenses.

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

A summary of the warrants outstanding at September 30, 2011 is as follows:

Warrants	Exercise	Expiration
	Price	Date
1,300,000	$0.50	June 2012
2,000,000	$0.60	February 2012
2,000,000	$0.70	February 2012
288,636	$0.11	June 2014
5,588,636

(6)	Related Party Transactions

As of September 30, 2011 and December 31, 2010, the Company owed to directors and officers of the Company a total of $57,153 and $10,629, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(7)	Commitments and Contingencies

Commitments

The Company is subject to various commitments under contractual and other commercial obligations.

Contingencies

On January 10, 2011, the Company received a letter from counsel to Dr. Elisha Orr, the Company’s former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In the Company’s response to Dr. Orr’s counsel, the Company has refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months’ notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, the Company intends to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $103,429 as of September 30, 2011 and December 31, 2010, and which have been recorded under accounts payable and accrued liabilities.

(8)	Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of ASU 2010-13 did not have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. We do not expect ASU 2011-05 to have any impact on our financial position and results of operations

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(9)	Transactions with Biotech Investment Corp.

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("Biotech") pursuant to which MabCure granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, Biotech agreed to (a) pay MabCure a one-time license fee in the amount of $500,000, of which $100,000 was advanced to the Company in August 2011 (reflected as unearned license fees in the balance sheet), and a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issue to MabCure shares of Biotech amounting to 15% of the outstanding shares of Biotech on a fully diluted basis. Of the $500,000 one-time license fee, $350,000 shall be used by the Company for the payment of operating costs and expenses to enable the Company to conduct clinical trials and research and development relating to ovarian cancer. The remaining $150,000 shall be used by the Company for the payment of the Company’s existing indebtedness to the exclusion of payment or settlement of pre-existing claims as defined. The $100,000 advance received in August has been recorded as “unearned license fees” as of September 30, 2011.

As part of the licensing transaction with Biotech, on October 25, 2011, MabCure entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with Biotech, the funds from which were used to pay off MabCure's previous senior secured convertible debenture (the “Old Debenture”) which was due October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, the Company issued 350,000 shares to Biotech. The value of these shares will be recorded in the fourth quarter. The New Debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

(10)	Subsequent Events

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

In January 2011, we entered into an investment agreement with Centurion Private Equity, LLC (the “Investor” or “Centurion”), an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date our registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put we must have a registration statement declared effective with respect to the Put Shares.  “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable Put. As consideration for the provision of the equity funding facility, we issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees. On June 29, 2011, we issued 100,000 shares in connection with our first Put notice under the Equity Funding Facility. Under this first Put, we received proceeds of $10,829 on July 27, 2011.

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

As of April 1, 2011, we relocated our principal executive offices and our principal place of business to 760 Parkside Avenue #208, Brooklyn, NY 11226. Our mailing address is 228 Park Avenue South #15740, New York, NY 10003.

Over the next twelve months, we plan to:

  complete the analysis of our Asian clinical study for the diagnosis of ovarian cancer;
  initiate an additional clinical study for the diagnosis of ovarian cancer in the U.S.;
  initiate the antigen identification program in order to identify and sequence those antigens, or cancer markers, which are recognized by our novel MAbs; and
  hire an additional scientist to assist in carrying out the tasks described above.

Recent Developments

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("Biotech") pursuant to which we granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, Biotech agreed to (a) pay MabCure a one-time license fee in the amount of $500,000, of which $100,000 were advanced to us in August 2011, and a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issue to MabCure shares of Biotech amounting to 15% of the outstanding shares of Biotech on a fully diluted basis. Of the $500,000 one-time license fee, $350,000 shall be used by the Company for the payment of operating costs and expenses to enable the Company to conduct clinical trials and research and development relating to ovarian cancer. The remaining $150,000 shall be used by the Company for the payment of the Company’s existing indebtedness to the exclusion of payment or settlement of pre-existing claims as defined. The $100,000 advance received in August has been recorded as “unearned license fees” as of September 30, 2011.

As part of the licensing transaction with Biotech, on October 25, 2011, we entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with Biotech, the funds from which were used to pay off our previous senior secured convertible debenture (the “Old Debenture”) which was due October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, we issued 350,000 shares to Biotech. The New Debenture includes a security interest on all of our assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

RESULTS OF OPERATIONS

We had no revenues for the period from May 8, 2006 (date of inception) through June 30, 2011. Beginning January 2009, we commenced our research and development activities with the proprietary antibody technology we acquired for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

For the three months ended September 30, 2011 and September 30, 2010

Research and development expenses were $97,600 for the three months ended September 30, 2011, compared to $123,264 for the three months ended September 30, 2010. Research and development expenses were lower for the three months ended September 30, 2011, primarily due to contractual payments that were made in the prior year in connection with our clinical trials in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $169,025 for the three months ended September 30, 2011, compared to $145,102 for the three months ended September 30, 2010. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense as well as accounting and audit fees. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Interest expense was $8,944 for the three months ended September 30, 2011 compared to $196,977 for the three months ended September 30, 2010. Interest expense in 2010 consists primarily of a finance charge of $195,671 incurred for the increase in the value of warrants due to amendment of terms. Interest expense in 2011 and 2010 also includes interest on loans payable and capital lease obligations.

Our net loss for the three months ended September 30, 2011, was $275,569 or $0.00 per share compared to $465,242 or $0.01 per share for the three months ended September 30, 2010. The weighted average number of shares outstanding was 63,465,065 for the three months ended September 30, 2011, compared to 62,399,725 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010

Research and development expenses were $314,590 for the nine months ended September 30, 2011, compared to $366,215 for the nine months ended September 30, 2010. Research and development expenses were lower for the nine months ended September 30, 2011, primarily due to contractual payments that were made in 2010 in connection with our clinical trials in Bangkok, Thailand. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $621,718 for the nine months ended September 30, 2011, compared to $412,237 for the nine months ended September 30, 2010. The increase in general and administrative expenses was due to an increase in professional fees related to the Company’s fund raising efforts, accounting and auditing fees, stock-based compensation, and financing costs. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

Interest expense was $174,143 for the nine months ended September 30, 2011 compared to $204,726 for the nine months ended September 30, 2010. Interest expense for both 2011 and 2010, consists primarily of a financing charges of $156,474 and $195,671, respectively, incurred for the issuance of common stock for the amendment of the Investment Agreement and for the increase in the value of warrants due to amendment of terms. Interest expense in 2011 and 2010 also includes interest on loans payable and capital lease obligations.

Our net loss for the nine months ended September 30, 2011, was $1,082,435 or $0.02 per share compared to $982,708 or $0.02 per share for the nine months ended September 30, 2010. The weighted average number of shares outstanding was 63,146,229 for the nine months ended September 30, 2011, compared to 61,938,187 for the nine months ended September 30, 2010.

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

As discussed above, on November 15, 2011, we entered into a license agreement pursuant to which we granted an exclusive worldwide license to certain of our hybridoma clones producing antibodies against prostate cancer and certain anti-PROSCA monoclonal antibodies against prostate cancer. In consideration, we received $500,000, of which $100,000 were advanced to us in August 2011. In addition, we will be receiving a royalty of 12.5% on the sale or sublicensing of any products based on or embodying the licensed technology. The funds from the licensing agreement will be used primarily to advance our R&D as well as for general corporate purposes.

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

Given the current pace of clinical development of our products, and our limited financial resources, we estimate that we have sufficient cash on hand to fund clinical development only through the first quarter of 2012. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

As of September 30, 2011

As of September 30, 2011, our cash balance was $13,923. We have been working on various fronts to attempt to obtain additional capital to fund our operations, including third-party loans, convertible debentures, equity investments, and strategic alliances. During the nine months ended September 30, 2011, we were able to obtain a total of $100,000 in convertible debentures as well as a one-year working capital convertible debenture in the amount of $63,500. We also received an advance of $100,000 related to the license agreement discussed above as well as advances of $57,153 from related parties.

For the nine months ended September 30, 2011, net cash used in operating activities was $206,637 compared to net cash used in operating activities of $599,457 for the quarter ended September 30, 2010. In both years, cash used in operating activities was used to fund our losses for the respective periods.

For the nine months ended September 30, 2011, we disposed of various assets and received proceeds of $39,662 recorded as cash from investing activities.

Net cash flows from financing activities for the nine months ended September 30, 2011 were $179,049, which resulted primarily from net proceeds of $163,500 in connection with our January 2011 and June 2011 convertible debentures and net proceeds of $46,578 from related parties. Net cash flows from financing activities for the nine months ended September 30, 2010 was $456,654 and which resulted primarily from net proceeds of $500,000 in connection with our March 2010 private placement.

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

We expect our current funds will be sufficient only to enable us to continue our operations as currently planned until approximately the first quarter of 2012. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

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

As of September 30, 2011, the end of the nine-month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal period ended September 30, 2011, except as included in our Annual Report on Form 10-K or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("Biotech") pursuant to which MabCure granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, Biotech agreed to (a) pay MabCure a one-time license fee in the amount of $500,000, and a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issue to MabCure shares of Biotech amounting to 15% of the outstanding shares of Biotech on a fully diluted basis.

As part of the licensing transaction with Biotech, on October 25, 2011, we entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with Biotech, the funds from which were used to pay off our previous senior secured convertible debenture (the “Old Debenture”) which was due October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, we issued 350,000 shares to Biotech. The New Debenture includes a security interest on all of our assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
3.3	Certificate of Change (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).
3.4	Certificate of Correction (Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).
3.5	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).
4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).
10.1*	Debenture dated as of October 25, 2011, between Registrant and Biotech Investment Corp.
10.2*	License Agreement dated as of November 10, 2011 between Registrant and Biotech Investment Corp.
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne.
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2011

MABCURE INC.

/s/ Dr. Amnon Gonenne
Dr. Amnon Gonenne
President, Chief Executive Officer and a member of the Board of Directors
(who also performs as the Principal Executive Officer)
November 21, 2011

/s/ Ron Kalfus
Ron Kalfus
Chief Financial Officer
(who also performs as Principal Financial Officer and Principal Accounting Officer)
November 21, 2011