Form 10-K
period 2011-12-31
MABCURE INC.
filed 2012-04-16
CIK 1388490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 333-141131

MABCURE INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4907813
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

228 Park Ave S #15740
New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(845) 591-3144
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

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
Yes [   ]     No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates was $7,109,498 based upon 32,315,902 shares held by non-affiliates and a closing market price of $0.22 per share on June 30, 2011.

As of March 31, 2012, there were 64,363,902 shares of common stock issued and outstanding.

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

Our principal executive offices are located in New York at the following address: 228 Park Ave S #15740, New York, NY 1003. Our telephone number is (845) 5913144

Our common shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “MBCI.” On March 31, 2012, the closing price for our common shares as reported on the OTCBB was $0.09 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Purchase of Assets

On January 10, 2008, we entered into an asset purchase agreement with Indigoleaf Associates Ltd. (“Indigoleaf”), and Dr. Amnon Gonenne, pursuant to which we agreed to purchase all of Indigoleaf’s interest and rights to a proprietary technology for the rapid and efficient generation of monoclonal antibodies against desired antigens such as cancer markers, including, but not limited to, the know-how, secrets, inventions, practices, methods, knowledge and data owned by Indigoleaf. We purchased this proprietary technology pursuant to an intellectual property transfer agreement and consummated the other transactions contemplated by the asset purchase agreement on July 7, 2008. Pursuant to the asset purchase agreement, as amended on April 2, 2009, we issued 25,638,400 shares of our common stock to Indigoleaf in consideration for the purchase of Indigoleaf’s proprietary technology, and we issued 6,409,600 shares of common stock to Dr. Gonenne in consideration for being one of the founders of the Company’s cancer therapy and detection business. The shares issued were valued at $16,000,000. The shares issued to Dr. Gonenne were described in error in the asset purchase agreement as having been issued to Dr. Gonenne in consideration for future services that Dr. Gonenne agreed to provide to us, and this error has been corrected in the April 2, 2009 amendment.

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

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. The value of the intellectual property acquired on July 7, 2008 was calculated based on the June 27, 2008 private placement transaction discounted by a factor to reflect the fact that the issued stock was restricted and escrowed for an extended period of time under the agreement. This value amounted to $16,000,000 for the shares issued and was recorded by us as an intangible asset, “intellectual property” (IP) in the accompanying consolidated balance sheets as of December 31, 2010. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. In the last quarter of 2011, the impairment testing we performed led us to write off $11,400,000 of the IP’s value, primarily as a result of the declining stock value of our stock during the year. Once the value of the IP is written down, it cannot be written back up except through additional acquisitions.

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

Recent Corporate Developments

On January 18, 2011, we entered into an investment agreement with Centurion Private Equity, LLC, an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Concurrently, we issued to Centurion a senior secured convertible debenture in the amount of $100,000, which loan was repaid with funds received from the New Debenture.

On June 28, 2011, we entered into a one-year working capital agreement with a third party lender for a $63,500 convertible debenture, carrying an interest rate of 14% per annum. In connection with this loan, we issued 288,636 warrants to purchase our common stock at an exercise price of $0.11 per share for a term of three years from the date of issuance

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("BIC") pursuant to which we granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, BIC (a) paid us a one-time license fee in the amount of $500,000, of which $100,000 had been advanced to us in August 2011, and agreed to pay us a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issued to us shares of BIC amounting to 15% of the outstanding shares of BIC on a fully diluted basis.

As part of the licensing transaction with BIC, on October 25, 2011, we entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with BIC, the funds from which were used to pay off our previous senior secured convertible debenture (the “Old Debenture”) which matured on October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of our common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, we issued 350,000 shares to BIC.

On March 20, 2012, we entered into an agreement with the City University of New York - Center for Advanced Technology (CUNY CAT) pursuant to which we retained CUNY CAT to evaluate our monoclonal antibodies against ovarian cancer cells as diagnostic reagents.

[SRK – Is this March 20, 2012? If so, then put at the top since the recent developments are in reverse chronological order.]

During the year 2012, we plan to validate and optimize our test assay for ovarian cancer, using purified antibody candidates that were previously selected. Once validation is achieved, the assay will be used to test the clinical samples (blood and urine) obtained from150 patients enrolled in our completed clinical study in Bangkok,Thailand.

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

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We are aware of an FDA-approved blood test, OVA1, by Vermillion Inc., for assessing the risk of having ovarian cancer in women who present with pelvic mass. This test may compete with one of our leading Monoclonal

Antibody (“MAb") products for the diagnosis of ovarian in this particular patient population. However, the OVA1 test is based on algorithmic analysis of 5 non-cancer specific markers and therefore cannot yield high diagnostic specificity and sensitivity. In contrast, our leading antibodies against ovarian cancer are directed at putative cells surface targets that are unique to ovarian cancer, and, therefore, are expected to yield a definitive diagnostic result with high specificity and selectivity, as opposed to a risk assessment. We believe that if successful, our antibodies will offer a superior test to OVA1.

We are not aware of any FDA-approved blood tests which compete with our two leading Monoclonal Antibody (“MAb") products for the diagnosis of prostate cancers or for colorectal cancer.

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

In July 2010, we filed a provisional patent application for our ovarian cancer diagnostic antibodies with the U.S. Patent and Trademark Office. The filing was based on positive results of a recent study which showed that our tumor-specific monoclonal antibodies (MAbs) successfully identified ovarian cancer in blood (94 percent) and distinguished it from benign tumors of the ovaries or healthy blood obtained from men and women. The patent application covers a panel of MAbs, each of which is capable of diagnosing ovarian cancer, and several that can correctly distinguish between ovarian cancer and benign tumors. In order to proceed with the international application of the provisional patent we were required to provide additional scientific data to support our claims, including, in particular, the identity of the ovarian cancer antigens (markers) recognized by our antibodies. Since we have not yet identified those target antigens, we decided not to proceed with the patent application. Once we identify the target antigens, we plan to proceed with a new patent application.

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

Research and Development Expenditures

During the years ended December 31, 2011 and 2010, we incurred $390,640 and $461,452, respectively, in research and development expenditures, which included salaries and wages for our scientists.

Employees

As of December 31, 2011, we had three employees on a full-time basis; MabCure is managed by Dr. Amnon Gonenne, our President and Chief Executive Officer; Dr. Charles T. Tackney, our Chief Scientific Officer; and Mr. Ron Kalfus, our Chief Financial Officer.

Risk Factors

We do not have sufficient cash to pay our independent registered public accounting firm for the required financial audit of our 2011 financial statements.

Due to our lack of cash resources, we did not have sufficient cash to pay our independent registered public accounting firm to complete their audit of our 2011 financial statements that are included in this Annual Report on Form 10-K. Since our Annual Report on Form 10-K for the period ending December 31, 2011 has been filed without audited financial statements and without the required audit opinion of our current independent registered public accounting firm, our Form 10-K is deficient and does not comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).

We intend to complete the required audit of our financial statements for the period ending December 31, 2011 as soon as we obtain the necessary funds. When we complete the audit of our annual financial statements, we will be required to file an amended Annual Report on Form 10-K for the year 2011. This amended filing may include adjustments to our financial statements and results of operations as compared to the reports previously filed without an audit performed by our independent registered public accounting firm.

Our current failure to comply with the Exchange Act’s reporting requirements may result in the SEC instituting an administrative proceeding seeking revocation of the registration of our registered securities. In addition, our failure to comply with the Exchange Act’s reporting requirements could adversely affect the value of our common stock. Furthermore, our failure to satisfy the current public information requirement of Rule 144 means that the reduced Rule 144 holding period prior to the resale of our unregistered stock is unavailable to holders of our unregistered stock, which may adversely affect a stockholder’s ability to resell our stock and cause our share price to decline. Similarly, our filing deficiency and failure to have the required financial statements audit require us to use the longer and more expensive Form S-1 to register current or future unregistered shares that have or may be issued. This may also have a negative impact on the trading price of our common stock and on our market listing on the OTC Bulletin Board, and may adversely impact our ability to obtain necessary financing.

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on May 8, 2006, and have limited operations. We have not realized any revenues to date. Our products are under development and will not be ready for commercial sale until we have completed development, conducted clinical trials, and received all regulatory approvals. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2011 is $15,507,960. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and commercialization of our proposed products. We may fail to generate revenues in the future. Failure to generate revenues will cause us to either change our line of business or to go out of business because we will not have the money to pay our ongoing expenses.

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

We commenced clinical trials of our proposed products in January 2010. Clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials. We expect our current funding will be sufficient only to enable us to continue our operations as currently planned until approximately the second quarter of 2012. Accordingly, we will require additional funds to conduct additional clinical trials, obtain the necessary FDA approvals, and market our products. Any delay or failure of, or adverse results from, clinical trials will likely require us to obtain even further funding in order to address such delays or failures, or to refocus our efforts on other product candidates, and such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain funding. Similarly, human clinical trials for our products will be expensive and difficult to design and implement in part because they will be subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our proposed products will take at least several years to complete once initiated. Furthermore, we may encounter problems that could cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials.

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

Through his beneficial ownership of Indigoleaf Associates Ltd., Dr. Orr retains approximately a 40.7% interest in our outstanding shares, thereby having a significant say in all matters requiring stockholder approval. It is possible that Dr. Orr will cause Indigoleaf Associates Ltd. to vote its shares against any proposed management recommendation that requires shareholder approval, which may lead to an inability on the part of our current management and Board to pursue strategic growth, which, in turn, may have a material adverse impact on shareholder value. In addition, Dr. Orr may initiate a contest for control of the Company, which could distract our management from operations, divert Company resources, and negatively impact the Company’s financial condition, profitability and prospects.

ITEM 2.              PROPERTIES

Our Principal Executive Offices

Our principal executive offices had been located at De Schiervellaan 3/B1, 3500 Hasselt, Belgium, which is also the residence of our principal executive officer, Dr. Amnon Gonenne. As of April 1, 2011, we relocated our principal executive offices to 760 Parkside Avenue #208, Brooklyn, New York 11226. As of March 15, 2012, our principal executive offices have been located at 228 Park Avenue South, Suite 15740 NY, NY 10003. We believe that the condition of our property is satisfactory, suitable, and adequate for our current needs.

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

On January 10, 2011, we received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In our response to Dr. Orr’s counsel, we have refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, we intend to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $99,839 as of December 31, 2011, and which have been recorded under accounts payable and accrued liabilities.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are traded on the over-the-counter market and quoted on the OTCBB under the symbol “MBCI.” On March 31, 2012, the closing price for our common shares as reported on the OTCBB was $0.09.

The high and the low bid prices for our common shares are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTCBB for each of the quarters during the fiscal year ended December 31, 2011 and December 31, 2010:

For the Fiscal Year Ended December 31, 2011
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$0.48 $0.36 $0.20 $0.12	$0.34 $0.20 $0.11 $0.07

For the Fiscal Year Ended December 31, 2010
For the Quarter ended	High	Low
March 31 June 30 September 30 December 31	$0.75 $0.50 $0.80 $0.85	$0.50 $0.25 $0.23 $0.42

Holders of our Common Shares

As of March _31_, 2012, there were eleven registered stockholders holding 64,363,902 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on May 8, 2006. We are a development stage company with limited operations and no revenues from our business operations. We did not have sufficient cash to pay our independent registered public accounting firm to complete the audit of our 2011 financial statements included in this Annual Report on Form 10K. As a result, the 2011 financial statements that are included in this Annual Report on Form 10K are presented without the required audit opinions of our independent registered public accounting firm. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

Since 2008, we have been in the business of developing and commercializing our proprietary antibody technology for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("BIC") pursuant to which we granted to BIC an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, Biotech (a) paid us a onetime license fee in the amount of $500,000, of which $100,000 had been advanced to us in August 2011, and agreed to pay us a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issued to us shares of BIC amounting to 15% of the outstanding shares of BIC on a fully diluted basis. Of the $500,000 one-time license fee, $350,000 is being used by us for the payment of operating costs and expenses to enable the Company to conduct clinical trials and research and development relating to ovarian cancer. The remaining $150,000 is being used for the payment of our existing indebtedness, to the exclusion of payment or settlement of certain pre-existing claims as defined in the agreement.

As part of the licensing transaction with BIC, on October 25, 2011, we entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with BIC, the funds from which were used to pay off our previous senior secured convertible debenture (the “Old Debenture”) which matured on October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of our common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, we issued 350,000 shares to BIC. The New Debenture includes a security interest on all of our assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

In January 2011, we entered into an investment agreement with Centurion Private Equity, LLC (the “Investor” or “Centurion”), an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock (the “Put Shares”) to the Investor (each such sale, a “Put”) from time to time at a price equal to the lesser of (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each Put, until the earlier of (a) 24 months from the date our registration statement is declared effective, (b) 30 months from the date of the Investment Agreement, or (c) until all Puts under the Investment Agreement have reached an aggregate gross sales price equal to $10 million. The Investment Agreement provides that prior to exercising any Put we must have a registration statement declared effective with respect to the Put Shares. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable Put. As consideration for the provision of the equity funding facility, we issued to the Investor 465,224 commitment shares and 34,892 fee shares to cover the Investor’s transaction fees. On June 29, 2011, we issued 100,000 shares in connection with our first Put notice under the Equity Funding Facility. Under this first Put, we received proceeds of $10,829 on July 27, 2011. On November 29, 2011, we issued 100,000 shares in connection with our second Put notice under the Equity Funding Facility, of which 57,500 shares remain unused and held in escrow by our Equity Funding Facility agent. Under this second Put, we received proceeds of $4,957 on December 27, 2011.

Concurrent with the closing of the Investment Agreement, the Investor purchased a $100,000 senior secured convertible debenture. The debenture was due to mature on October 18, 2011 and bore interest at the rate of 8% per annum which was payable to the Investor at maturity. On June 6, 2011, we entered into an amendment related to this debenture under which the Investor agreed to fix the price at which the Debenture may be converted into common stock to $0.165 per share. In addition, on June 6, 2011, we entered into an amendment to the Investment Agreement with the Investor pursuant to which we issued to the Investor an additional 465,224 commitment shares. We repaid the debenture with the funds we received from the New Debenture.

As of April 1, 2011, we relocated our principal executive offices and our principal place of business to 760 Parkside Avenue #208, Brooklyn,, NY 11226. Our lease expired on March 15, 2012. Our current mailing address is 228 Park Avenue South, #15740, New York, NY 10003.

Over the next twelve months, we plan to:

  conduct validation and optimization studies on our ovarian cancer reagents under our agreement with City college of NY (CCNY);
  test the clinical specimens collected from our Thai study, as well as the clinical specimens collected from Belgian patients.

RESULTS OF OPERATIONS

For the years ended December 31, 2011 and December 31, 2010

Beginning January 2009, we commenced our research and development activities with the proprietary antibody technology we acquired for the early detection of cancer and for the creation of highly specific therapeutics (antibodies and novel drugs) against cancer.

Revenues were $500,000 for the year ended December 31, 2011, compared to $0 for the year ended December 31, 2010. The revenue is from a license agreement we entered into with Biotech Investment Corp. ("BIC") pursuant to which we granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. The cash consideration for the grant of the exclusive license was a one-time license fee in the amount of $500,000.

Research and development expenses were $390,640 for the year ended December 31, 2011, compared to $461,452 for the year ended December 31, 2010. The decrease in research and development expenses was primarily due to a reduction in payroll-related expenses compared to the same period for the previous year and a reduction in our R&D activities as a result of cash flow shortages. Research and development expenses primarily consist of salaries and wages for our scientists.

General and administrative expenses were $819,105 for the year ended December 31, 2011, compared to $557,968 for the year ended December 31, 2010. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation as well as an increase in professional fees. General and administrative expenses primarily consist of salaries and wages, stock-based compensation, and professional fees.

In the fourth quarter of 2011, in accordance with ASC Topic 350, we performed impairment testing on our acquired intellectual property (IP) which had a carrying value as of December 31, 2010 of $16,000,000. The impairment testing we performed led us to write off $11,400,000 of the IP’s value, primarily as a result of the declining stock value of our stock during the year. The impairment loss is shown as a separate item on our consolidated statement of operations, but is part of our loss from operations.

Our net loss for the year ended December 31, 2011, was $12,264,835 or $0.19 per share compared to $1,225,802 or $0.02 per share for the year ended December 31, 2010. The weighted average number of shares outstanding was 63,350,840 for the year ended December 31, 2011, compared to 62,054,520 for the year ended December 31, 2010.

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

As discussed above, on November 15, 2011, we entered into a license agreement pursuant to which we granted an exclusive worldwide license to certain of our hybridoma clones producing antibodies against prostate cancer and certain anti-PROSCA monoclonal antibodies against prostate cancer. In consideration, we received $500,000, of which $100,000 were advanced to us in August 2011. In addition, we will be receiving a royalty of 12.5% on the sale or sublicensing of any products based on or embodying the licensed technology. The funds from the licensing agreement will be used primarily to advance our R&D as well as for general corporate purposes

We can give no assurance that we will be able to obtain additional capital or that any additional capital that we are able to obtain will be sufficient to meet our needs, which raises substantial doubt about our ability to continue operating as a going concern. We do not have any bank credit lines. In addition to the equity funding facility with Centurion, we currently plan to attempt to obtain financing from additional investors through third-party loans or convertible debentures. Furthermore, we may seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We can give no assurances that we will be able to obtain any additional funding from these sources, or that such funding will be available to us on favorable terms.

Given the current pace of clinical development of our products, and our limited financial resources, we estimate that we have sufficient cash on hand to fund clinical development only through the second quarter of 2012. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our products. Moreover, we will need additional financing after development of our products until we can achieve profitability, if ever.

Due to our lack of cash resources, we did not have sufficient cash to pay our independent registered public accounting firm to complete their audit of our 2011 financial statements that are included in this Annual Report on Form 10-K. Since our Annual Report on Form 10-K for the period ending December 31, 2011 has been filed without audited financial statements and without the required audit opinion of our independent registered public accounting firm, our Form 10-K is deficient and does not comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The lack of a completed audit may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, or cease operations. In such event, investors may lose a portion or all of their investment.

As of December 31, 2011

As of December 31, 2011, our cash balance was $146,436. We have been working on various fronts to attempt to obtain additional capital to fund our operations, including third-party loans, convertible debentures, equity investments, and strategic alliances. During the year ended December 31, 2011, we were able to obtain (i) a total of $200,000 in convertible debentures, consisting of $100,000 from Centurion Private Equity, LLC and $100,000 from Biotech Investment Corp ( BIC) on October 25, 2011 (the proceeds of which we used to repay the Centurion convertible debenture), (ii) $63,500 from a one-year working capital convertible debenture, and (iii) proceeds of $15,786 from shares issued under our equity funding facility. In addition, we received $500,000 related to the license agreement discussed above as well as advances of $57,153 from related parties.

Stockholders’ equity as of December 31, 2011 was $3,876,037, compared to equity of $15,724,959 as of December 31, 2010. The decrease in stockholders’ equity is mainly a result of the $11,400,000 impairment loss on IP recorded in the fourth quarter of 2011, slightly offset by the issuance of equity securities and stock-based compensation. The issuance of equity securities is described below in the section entitled, “Recent Private Placements.”

For the year ended December 31, 2011, net cash used in operating activities was $61,387 compared to net cash used in operating activities of $691,796 for the year ended December 31, 2010. In both years, cash used in operating activities was used to fund our losses for the respective periods.

For the year ended December 31, 2011, net cash provided by investing activities was $53,159 and was primarily from the sale of equipment from our laboratories.

Net cash flows from financing activities for the year ended December 31, 2011 were $166,834, which resulted primarily from proceeds of $263,500 from the issuance of convertible debentures and repayment of $100,000 of the convertible debentures. Net cash flows from financing activities for the year ended December 31, 2010 were $503,445, which resulted primarily from net proceeds of $500,000 in connection with our March 2010 private placement.

Contractual Obligations

Our contractual obligations consist mainly of payments related to capital and operating leases used in the operation of our business as well as short-term debt. The following table summarizes our contractual obligations as of December 31, 2011:

	2012	2013 & 2014	Total
Operating leases	$4,519	$-	$4,519
Capital lease obligations	9,091	-	9,091
Short-term debt	296,758	-	296,758
Total contractual obligations	$310,368	$-	$310,368

Key Financial Transactions

On November 15, 2011, we entered into a license agreement with Biotech Investment Corp. ("BIC") pursuant to which we granted to Biotech an exclusive worldwide license to certain MabCure hybridoma clones producing antibodies against prostate cancer and certain MabCure developed anti-PROSCA monoclonal antibodies against prostate cancer to conduct research, development, and commercialization efforts in the field of diagnosis, imaging, and therapy of prostate cancer. In consideration for the grant of the exclusive license, BIC (a) paid us a one-time license fee in the amount of $500,000, of which $100,000 had been advanced to us in August 2011, and agreed to pay us a royalty on the sale or sublicensing of any products based on or embodying the licensed technology in an amount equal to 12.5%; and (b) issued to us shares of BIC amounting to 15% of the outstanding shares of BIC on a fully diluted basis.

As part of the licensing transaction with BIC, on October 25, 2011, we entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with BIC, the funds from which were used to pay off our previous senior secured convertible debenture (the “Old Debenture”) which matured on October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of our common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, we issued 350,000 shares to BIC.

On January 18, 2011, we entered into an investment agreement with Centurion Private Equity, LLC, an affiliate of Roswell Capital Partners, for the provision of an equity funding facility of up to the amount of $10 million. Concurrently, we issued to Centurion a senior secured convertible debenture in the amount of $100,000. We repaid the debenture with the funds we received from the New Debenture.

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

We expect our current funds will be sufficient only to enable us to continue our operations as currently planned until approximately the second quarter of 2012. We currently estimate that we will require an additional $2,000,000 to $5,000,000 to fund our operations for the subsequent 12 to 24 month period.

However, there are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505. As of December 31, 2011, we have adopted a stock option plan and have granted stock options. Refer to Notes 1 and 6 to the Notes to Consolidated Financial Statements for further information.

Impairment of Intellectual Property

The purchase of intellectual property from Indigoleaf was accounted for under ASC Topic 350. We believe that there are no legal, regulatory, contractual, competitive, or economic factors that limit the useful life of this intangible asset. Consequently, we consider the useful life of this asset to be indefinite and we have recorded in the fourth quarter of 2011 an amortization expense of $11,400,000. In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

19

The following Financial Statements have not been audited and no auditor’s report is filed herewith.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MABCURE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, AND 2010

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED BALANCESHEETS
AS OF DECEMBER 31, 2011, AND 2010
(Unaudited)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$146,436	$3,415
Accounts receivable - Other	-	44,923
Prepaid expenses	12,773	7,890
Total current assets	159,209	56,228

Property and Equipment:
Computer and office equipment	12,409	11,733
Furniture and fixtures	8,050	8,244
Laboratory equipment	46,692	118,625
Vehicles	33,302	66,544
Website development costs	3,640	3,640
	104,093	208,786
Less: Accumulated depreciation and amortization	(62,215)	(84,867)
Net property and equipment	41,878	123,919

Other Assets:
Intellectual property	4,600,000	16,000,000
Patent pending	4,675	4,675
Deposits and other	5,423	1,988
Deferred offering costs	-	20,663
Total other assets	4,610,098	16,027,326
Total Assets	$4,811,185	$16,207,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$630,173	$286,044
Due to related parties - Directors and officers	43,811	10,629
Current portion of capital lease obligations	9,091	36,308
Loans payable - net of debt discount of $44,685 and $0	252,073	133,258
Total current liabilities	935,148	466,239

Long-Term Debt, less current portion:
Capital lease obligations	-	16,275
Total liabilities	935,148	482,514

Commitments and Contingencies

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 62,399,725 and 60,399,725 shares issued and outstanding in 2011 and 2010, respectively	64,015	62,400
Additional paid-in capital	19,340,379	18,924,500
Donated capital	13,000	13,000
Accumulated other comprehensive loss	(33,397)	(31,816)
Deficit accumulated during the development stage	(15,507,960)	(3,243,125)
Total stockholders’ equity	3,876,037	15,724,959
Total Liabilities and Stockholders' Equity	$4,811,185	$16,207,473

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVELOSS
FOR THEYEARS ENDED DECEMBER 31, 2011, AND 2010, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2011
(Unaudited)

	Years Ended December 31,		Cumulative
	2011	2010	from inception

Revenues	$500,000	$-	$500,000
Expenses:
Research and development	390,640	461,452	1,201,035
General and administrative	819,105	557,968	3,037,932
Impairment loss on IP	11,400,000	-	11,400,000
Total expenses	12,609,745	1,019,420	15,638,967

Loss from operations	(12,109,745)	(1,019,420)	(15,138,967)
Other Income (Expense):
Interest income	18	470	10,636
Interest expense	(186,661)	(206,852)	(411,182)
Gain on derivative liability	26,769	-	26,769
Other income	4,784	-	4,784
Total other income (expense)	(155,090)	(206,382)	(368,993)
Loss before income taxes	(12,264,835)	(1,225,802)	(15,507,960)
Provision for income taxes	-	-	-
Net loss	$(12,264,835)	$(1,225,802)	$(15,507,960)
Comprehensive Loss:
Foreign currency translation adjustment	(1,581)	(11,534)	(33,397)
Total Comprehensive Loss	$(12,266,416)	$(1,237,336)	$(15,541,357)
Basic and diluted loss per share	$(0.19)	$(0.02)
Weighted average number of shares
outstanding - basic and diluted	63,350,840	62,054,520

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THEPERIODS FROM INCEPTION (MAY 8, 2006)
THROUGH DECEMBER 31, 2011
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		other	During the
	Common Stock		Paid in	Donated	comprehensive	Development
	Number	Amount	Capital	Capital	loss	Stage	Total

Balance, May 8, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.02 per share, December 20, 2006	2,550,000	2,550	48,450	-	-	-	51,000
Donated services	-	-	-	4,000	-	-	4,000
Loss for the period	-	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2006	2,550,000	2,550	48,450	4,000	-	(4,000)	51,000
Donated services	-	-	-	6,000	-	-	6,000
Forward stock split (20:1)	48,450,000	48,450	(48,450)	-	-	-	-
Returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-	-
Loss for the period	-	-	-	-	-	(106,265)	(106,265)
Balance, December 31, 2007	27,000,000	27,000	24,000	10,000	-	(110,265)	(49,265)
Donated services	-	-	-	3,000	-	-	3,000
Common stock issued for cash	1,300,000	1,300	1,298,700	-	-	-	1,300,000
Common stock issued for purchase of intellectual property	32,048,000	32,048	15,967,952	-	-	-	16,000,000
Foreign currency translation adjustment	-	-	-	-	(7,470)	-	(7,470)
Loss for the period	-	-	-	-	-	(524,098)	(524,098)
Balance, December 31, 2008	60,348,000	60,348	17,290,652	13,000	(7,470)	(634,363)	16,722,167
Common stock issued for investor relations services	51,725	52	44,949	-	-	-	45,001
Stock-based compensation (options)	-	-	247,916	-	-	-	247,916
Foreign currency translation adjustment	-	-	-	-	(12,812)	-	(12,812)
Loss for the period						(1,382,960)	(1,382,960)
Balance, December 31, 2009	60,399,725	60,400	17,583,517	13,000	(20,282)	(2,017,323)	15,619,312
Common stock issued for cash - Bluewater	1,000,000	1,000	499,000	-	-	-	500,000
Conversion of debt and accrued interest to equity - Chrysler	1,000,000	1,000	514,411	-	-	-	515,411
Stock-based compensation (options)	-	-	131,901	-	-	-	131,901
Increase in the value of warrants due to amendment of term	-	-	195,671	-	-	-	195,671
Foreign currency translation adjustment	-	-	-	-	(11,534)	-	(11,534)
Loss for the period	-	-	-	-	-	(1,225,802)	(1,225,802)
Balance, December 31, 2010	62,399,725	$62,400	$18,924,500	$13,000	$(31,816)	$(3,243,125)	$15,724,959
Commitment shares issued under Equity Funding Facility - Centurion	500,116	500	(500)	-	-	-	-
Commitment shares issued for removal of conversion feature on debenture - Centurion	465,224	465	129,240	-	-	-	129,705
Common stock issued under licensing agreement - Biotech Investment Corp	350,000	350	(350)	-	-	-	-
Common stock issued for Put transactions under Equity Funding Facility	200,000	200	15,587	-	-	-	15,787
Common stock issued for consulting sevices	100,000	100	35,900	-	-	-	36,000
Stock-based compensation (options)	-	-	214,285	-	-	-	214,285
Value of warrants issued under convertible debenture	-	-	53,621	-	-	-	53,621
Deferred offering costs	-	-	(31,904)	-	-	-	(31,904)
Foreign currency translation adjustment	-	-	-	-	(1,581)	-	(1,581)
Loss for the period	-	-	-	-	-	(12,264,835)	(12,264,835)
Balance, December 31, 2011	64,015,065	$64,015	$19,340,379	$13,000	$(33,397)	$(15,507,960)	$3,876,037

The accompanying notes are an integral part of these consolidated financial statements.

MABCUREINC. AND SUBSIDIARY
(A DEVELOPMENT STAGECOMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, AND 2010, AND
CUMULATIVEFROM INCEPTION (MAY 8, 2006) THROUGH DECEMBER 31, 2011
(Unaudited)

	Years ended December 31,		Cumulative
	2011	2010	from inception
Cash flows from operating activities:
Net loss	$(12,264,835)	$(1,225,802)	$(15,507,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on IP	11,400,000	-	11,400,000
Gain on derivative liability	(26,769)	-	(26,769)
Financing costs	156,474	-	156,474
Depreciation and amortization	32,657	43,081	119,386
Amortization of debt discount	8,936	-	8,936
Donated services	-	-	13,000
Stock-based compensation	214,285	131,901	594,102
Common stock issued for investor relations services	-	-	45,001
Common stock issued for consulting services	36,000	-	36,000
Increase in value of warrants due to amendment of term	-	195,671	195,671
Gain on sale of fixed assets	(4,784)	-	(4,784)
Changes in net assets and liabilities:
Decrease (increase) in accounts receivable - other	44,923	(15,396)	(2,287)
Decrease (increase) in prepaid expenses and other current assets	(4,883)	23,782	(12,720)
Decrease (increase) in deposits and other	(3,435)	2,187	(5,698)
Increase in accounts payable and accrued liabilities	350,044	152,780	654,854
Net cash used in operating activities	(61,387)	(691,796)	(2,336,794)

Cash flows from investing activities:
Capital expenditures	(1,265)	(9,313)	(66,834)
Proceeds from sale of property and equipment	54,424	-	54,424
Patent pending	-	(4,675)	(4,675)
Net cash provided by (used in) investing activities	53,159	(13,988)	(17,085)

Cash flows from financing activities:
Proceeds from loan payable	263,500	75,000	931,813
Payments on loan payable	(100,000)	-	(135,055)
Payments of principal on capital lease obligations	(27,058)	(33,604)	(120,569)
Proceeds (repayments) from loans from related parties	25,847	(17,288)	37,052
Issuance of common stock for cash	15,786	500,000	1,866,786
Deferred offering costs	(11,241)	(20,663)	(31,904)
Net cash provided by financing activities	166,834	503,445	2,548,123

Effects of exchange rate changes on cash and cash equivalents	(15,585)	(8,726)	(47,808)

Net increase during period	143,021	(211,065)	146,436
Cash and cash equivalents at beginning of period	3,415	214,480	-
Cash and cash equivalents at end of period	$146,436	$3,415	$146,436

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,090	$4,479	$20,538
Income taxes	$-	$-	$-

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

     Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. Depreciation expense for the years ended December 31, 2011 and 2010 totaled $32,657 and $43,081, respectively. The estimated useful lives for significant property and equipment categories are as follows:

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

     Impairment of Intellectual Property

The purchase of intellectual property (IP) from Indigoleaf was accounted for under Accounting Standards Codification (“ASC”) Topic 350. In accordance with ASC Topic 350, the Company performs, at least annually, impairment testing in the last quarter of the year. In the last quarter of 2011, the impairment testing performed led management to write off $11,400,000 of the IP’s value, primarily as a result of the declining stock value of our stock during the year. See Note 3 below for a further discussion.

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended December 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, and 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

     Basic and Diluted Loss per Share

In accordance with ASC Topic 260, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to net losses for the years ended December 31, 2011 and 2010, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Stock options	2,910,000	660,000
Warrants	5,588,636 (1)	5,300,000

     (1) 4,000,000 of those warrants expired in 2012 post the balance sheet date.

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

The allocation of stock-based compensation expense by functional area for the years ended December 31, 2011 and 2010 was as follows:

	Years Ended December 31,
	2011	2010
Research and development	$44,959	$25,422
General and administrative	169,326	106,479
Total	$214,285	$131,901

On May 19, 2011, the Company granted stock options to certain employees, members of the Company Board of Directors, and certain consultants of the Company to purchase a total of 2,250,000 shares of its common stock at an exercise price of $0.50 per share. On September 24, 2010, the Company granted to a newly-appointed director 120,000 options to purchase a like number of shares of common stock. On December 10, 2009, the Company granted to employees 120,000 options to purchase a like number of shares of common stock. On August 10, 2009, the Company granted to directors and officers 420,000 options to purchase a like number of shares of common stock. As of December 31, 2011, 1,960,000 of granted options were fully vested. Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	1.37%	1.37%
Expected dividend yield	None	None
Expected life	5 years	5 years
Expected volatility	166.66%	166.66%

The weighted-average grant-date fair values of options granted in 2011 and 2010 were $0.75 and $0.75 per share, respectively.

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

When options are exercised, the policy of the Company is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2011, the Company had 1,435,984,935 shares of authorized but unissued common stock.

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

Given the current pace of clinical development of our products, the Company estimates that it has sufficient cash on hand to fund clinical development only through the second quarter of 2012. Management of the Company is making efforts to raise additional funding by obtaining bridge financing in the form of convertible debt.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We did not have sufficient cash to pay our independent registered public accounting firm to complete the audit of our 2011 financial statements included in this Annual Report on Form 10K. As a result, the 2011 financial statements that are included in this Annual Report on Form 10K are presented without the required audit opinions of our independent registered public accounting firm.

MabCure has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011 and 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In accordance with ASC Topic 350, we perform, at least annually, impairment testing in the last quarter of the year. In the last quarter of 2011, the impairment testing performed led management to write down the value of the IP by $11,400,000, primarily as a result of the declining value of the Company’s stock during the year. The $11,400,000 impairment loss is shown as a separate item on the consolidated statement of operations, but is part of the Company’s loss from operations.

(4)      Loan Payable and Lease Obligations

Leases:

     Capital Leases

The Company currently has capital lease commitments for laboratory equipment and vehicles. As of December 31, 2011, and 2010, the total cost of capitalized leases, net of accumulated amortization, presented in the accompanying consolidated balance sheets amounted to $9,091 and $52,583, respectively. Amortization of the capital lease costs for items used in research and development is included in research and development expenses. Amortization of the capital lease costs for items not used in research and development is included in depreciation and amortization expense.

     Operating Lease

In April 2011, the Company relocated its principal executive offices to Brooklyn, New York. The lease in Brooklyn, New York expired on March 15, 2012, and the Company did not renew the lease.

Future noncancellable minimum rental commitments for leases as of December 31, 2011 were as follows:

	Operating	Capital
Year	Leases	Leases
2011	$4,519	$9,855
2012	-	-
Total	$4,519	9,855

Less - Amount representing interest		(764)
Present value of net minimum lease payments		9,091
Less - Current portion		(9,091)
Capital lease obligations, less current portion		$-

     Loans Payable and Equity Funding Facility

On October 25, 2011, MabCure entered into a $100,000 senior secured convertible debenture (the “New Debenture”) with Biotech Investment Corp. ("Biotech"), the funds from which were used to pay off MabCure's previous senior secured convertible debenture (the “Old Debenture”) which matured on October 18, 2011. The New Debenture matures on October 20, 2012 and bears interest at the rate of 8% per annum. The New Debenture is convertible into shares of the Company’s common stock at any time prior to maturity, at a price equal to $0.10 per share. As part of the New Debenture agreement, the Company issued 350,000 shares to Biotech.

The New Debenture includes a security interest on all of the Company’s assets that shall be automatically released following the date that the shares issuable upon conversion of the debenture can be resold without restriction under Rule 144, and 15% of the aggregate volume accrues to the debenture amount.

On June 28, 2011, the Company entered into a one-year working capital agreement with a third party lender for a $63,500 convertible debenture, carrying an interest rate of 14% per annum. The debenture is convertible into shares of common stock beginning December 26, 2011 which is 180 days after the execution of the debenture agreement. Following the 180th day and until the 240th day, the lender may convert the loan at the higher of $0.11 or 50% discount to the “market price”. The agreement defines the “market price” as the average of the three lowest closing bid prices for the Company’s common stock during the 10 trading day period ending one trading day prior to the date the conversion notice is sent by the lender. Following the 240th day, the lender may convert the loan at the lesser of $0.11 or 39% discount to the “market price” as defined above. The Company has the option to prepay the loan at anytime with varying degrees of prepayment penalty. During the two-day period ending on and including the 240th day following the executing of this agreement, the Company may prepay the loan without incurring any prepayment penalties. In connection with this loan, the Company issued 288,636 warrants to purchase the Company’s common stock at an exercise price of $0.11 per share for a term of three years from date of issuance. Proceeds from this loan were received by the Company on July 6, 2011. Post balance sheet date, the lender converted part of the notes into shares as of April ---16--2012, and the balance of the debenture is $35,500.

For financial reporting purposes, the Company recorded a discount of $44,685 to reflect the value of the warrants issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 3 years, risk free interest rate of 0.75%, a dividend yield of 0% and volatility of 190.96% . Expected volatility is based on the historical volatility of the stock prices of several companies in the Company’s industry. The discount is being amortized to the date of maturity unless repaid or converted earlier. In addition, the Company has determined that the conversion feature of the debenture is considered to be a derivative financial instrument. Such derivative was recorded at its fair value on December 26, 2011, the date at which the debenture can first be converted, and then marked-to-market at the end of each reporting period.

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

The Old Debenture included a security interest on all of the Company’s assets. As discussed above, on October 25, 2011, the Company repaid the Old Debenture using funds received from the New Debenture. As of December 31, 2011, the principle due was $100,000 plus $2,995 of accrued interest.

As described above, as of June 6, 2011, the Old Debenture ceased to contain a conversion option that was considered to be a derivative financial instrument. The Company removed the derivative liability from its consolidated balance sheet as of June 6, 2011 and the fair value of the warrants was reclassified to additional paid-in capital. For the year ended December 31, 2011, gain on derivative liability amounted to $26,769.

In addition, the Company determined that the change in terms of the conversion option to be substantially different and accounted for the amendment as a debt extinguishment. The Company determined that the effect of the amendment was not material.

On December 7, 2010, the Company entered into a loan agreement to obtain a bridge loan of $75,000 from a stockholder. The loan amount bears interest at a rate of ten percent per annum, is unsecured, and is due upon demand. The accrued interest will be payable on the repayment of the loan. The loan amount will be used for ordinary working capital needs. As of December 31, 2011, the principle due was $75,000 plus $8,491 of accrued interest.

The Company received loans from a third-party that were provided for working capital purposes. The loans are non-interest bearing, unsecured, and have no terms for repayment. On each of December 31, 2011 and December 31, 2010, the amount due was $58,258.

Loans payable, net of debt discounts, amounted to $252,073 at December 31, 2011, and to $133,258 at December 31, 2010.

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

On February 24, 2011, the Company issued 100,000 shares of common stock, valued at $36,000, to a third party provider of consulting services to raise financing pursuant to a six-month agreement dated February 24, 2011. The value of the stock issuance was recognized as deferred compensation and was amortized over the six-month term of the agreement. Stock compensation amounted to $36,000 for the year ended December 31, 2011 and is included in general and administrative expenses.

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

On November 29, 2011, the Company issued 100,000 shares in connection with its second Put notice under the Equity Funding Facility outlined in Note 4. Under this second Put, the Company received proceeds of $4,957 on December 27, 2011.

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

On May 19, 2011, the Company granted stock options to certain employees, members of the Company Board of Directors, and certain consultants of the Company to purchase a total of 2,250,000 shares of its common stock at an exercise price of $0.50 per share. The terms of the options include the following:

1.           Options for 850,000 shares of common stock that vest over periods of one to three years and expire five years from the date of vesting.

2.           Options for 1,400,000 shares of common stock that vest upon the completion of qualified financing (as defined) and expire five years from the date of such qualified financing.

The following table summarizes stock option activity for the Company during the year ended December 31, 2011:

		Weighted	Weighted Average
	Options	Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2008	None
Granted	540,000	$0.82
Exercised	-	-
Forfeited or expired	-	-
Outstanding December 31, 2009	540,000	$0.82	4.68	-
Granted	120,000	$0.45	4.73	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding December 31, 2010	660,000	$0.75	3.87	-
Granted	2,250,000	$0.50	4.73	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding December 31, 2011	2,910,000	$0.75	3.87	-
Vested and Exercisable at December 31, 2011	1,960,000	$0.83	3.67	-

As of December 31, 2011, the total unrecognized compensation cost related to stock options amounted to $86,879, which will be recognized over the remaining requisite service period through October 2011.

Warrants

A summary of the warrants outstanding at December 31, 2011 is as follows:

Warrants	Exercise	Expiration
	Price	Date
1,300,000	$0.50	June 2012
2,000,000	$0.60	February 2012
2,000,000	$0.70	February 2012
288,636	$0.11	June 2014
5,588,636

(6)      Income Taxes

Components of loss before income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
United States	$(12,126,504)	$(778,792)
Belgium	(138,333)	(447,010)

Total	$(12,264,837)	$(1,225,802)

MabCure is subject to U.S. income taxes. The Company’s subsidiary incorporated in Belgium is subject to Belgian income taxes. The effective tax rates used to calculate deferred income taxes are 34% for the United States and 33.99% for Belgium.

At December 31, 2011, the Company had available approximately $1.8 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2026 through 2030. The Company’s subsidiary has Belgian net operating loss carryforwards of $940,000 with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$936,664	$936,664
Accrued salaries	22,351	22,351
Stock based compensation	78,185	78,185
Accrued expenses	(1,457)	(1,457)

Total deferred tax assets	1,035,743	1,035,743
Valuation allowance	(1,035,743)	(1,035,743)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these deferred tax assets as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011 and 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

(7)      Related Party Transactions

As of December 31, 2011, and 2010, the Company owed to directors and officers of the Company a total of $43,811 and $10,629, respectively, for various working capital loans received by the Company. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(8)      Commitments and Contingencies

Commitments

The Company is subject to various commitments under contractual and other commercial obligations. Refer to Note 4 entitled “Loan Payable and Lease Obligations” for minimum rental commitments under non-cancelable operating and capital lease obligations as of December 31, 2011.

Contingencies

On January 10, 2011, the Company received a letter from counsel to Dr. Elisha Orr, our former Chief Scientific Officer, demanding payment of approximately $160,000 for unpaid management services fees, including payment for a three-month notice period, and for the reimbursement of certain expenses. In the Company’s response to Dr. Orr’s counsel, the Company has refuted the claims presented in the letter primarily because Dr. Orr was dismissed for breach and therefore was not entitled to three months notice, and because the Company fully reimbursed Dr. Orr for all reimbursable expenses. Upon Dr. Orr’s return of certain Company property in his possession, the Company intends to reconcile all amounts and pay Dr. Orr the amounts that are owed to him, which include amounts related to unpaid salaries and management service fees totaling $99,839 as of December 31, 2011, and which have been recorded under accounts payable and accrued liabilities.

(9)      Recent Accounting Pronouncements

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

(10)    Subsequent Events

On March 20, 2012, the Company entered into an agreement with the City College of NY (CCNY) to retain CCNY to perform services relating to the validation and optimization of the Company's ovarian cancer diagnostic reagents.

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

Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective. Our management reached this conclusion after identifying the following two areas of material weakness in our internal control systems:

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

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation, or removal from office:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Dr. Amnon Gonenne	68	President, Chief Executive Officer and Director	July 7, 2008
Dr. David S. Frank	67	Director	April 26, 2009
Dr. Charles T. Tackney	62	Chief Scientific Officer	December 2, 2010
Dov Weinberg	59	Chief Financial Officer	March 1, 2012

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

Dr. Charles Tackney, Chief Scientific Officer

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

Dov Weinberg, Chief Financial Officer

Mr. Weinberg has more than 11 years of experience in the medical device area. He is an owner and president of Weinberg Dalyo Inc., a U.S corporation, which renders business development and financial services to companies in the life science industry. Mr. Weinberg has been serving as CFO of QRS systems Inc. Innovate Inc. Orgenesis Inc. and NaNaMEd LLC, and was the Chief Financial officer of Impulse Dynamics from December 2000 till 2009. Prior to that Mr. Weinberg served for more than 15 years as the CFO of a large industrial multinational public corporation in charge of finance, information systems, and taxation of the company and its worldwide subsidiaries.

Mr. Weinberg is a Certified Public Accountant since 1979 and holds an MBA from Bar Ilan University (1984) and a B.A. in Economics and Accounting from Tel Aviv University (1997).

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage, it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Dr. Gonenne is uniquely suited to fulfill both positions of responsibility because he possesses both the strategic vision as well as the hands-on management experience that the Company needs to execute its business plan.

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

ITEM 11.           EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2011, are set out in the summary compensation table below:

  our Chief Executive Officer (Principal Executive Officer);
  our Chief Financial Officer (Principal Financial Officer);

  each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011; and
  up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2011;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)(8)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Amnon Gonenne(1)	2011 2010	168,000 168,000	0 0	0 0	5,081(4) 0	0 0	0 0	6,945(7) 5,976 (7)	180,026 173,976
Ron Kalfus(2)	2011 2010	96,000 96,000	0 0	0 0	72,291(5) 0	0 0	0 0	0 0	168,291 96,000
Dr. Charles T. Tackney(3)	2011 2010	100,000 3,014	0 0	0 0	10,617(6) 0	0 0	0 0	0 0	110,617 3,014

Notes:

(1)	Dr. Gonenne has been our President, Chief Executive Officer (Principal Executive Officer), and a Director since July 7, 2008.
(2)	Mr. Kalfus served as our Chief Financial Officer (Principal Financial Officer) from November 7, 2008 through February 29, 2012.
(3)	Dr. Tackney has been our Chief Scientific Officer since December 2, 2010.
(4)	In 2011, Dr. Gonenne was granted 200,000 options to purchase like number of shares of common stock.
(5)	In 2011, Mr. Kalfus was granted 1,000,000 options to purchase a like number of shares of common stock.
(6)

In 2011, Dr. Tackney was granted 200,000 options to purchase like number of shares of common stock. In addition, pursuant to Dr. Tackney’s employment agreement, the Company undertook to grant Dr. Tackney 200,000 options to purchase a like number of shares of common stock, but as of December 31, 2011 the Board had yet to formally grant the options to Dr. Tackney.

(7)	Represents rent paid for Dr. Gonenne’s personal residence. During 2010 and 2011, Dr. Gonenne's personal residence also served as the location of the Company's primary office in Belgium.
(8)	The salary amounts actually paid were, for Dr Gonenne $63,000 in 2011 and $105,000 in 2010. for Dr.Tackney $36,348 in 2011 and $3,014 in 2010 and for Mr Kalfus $40,000 in 2011 and $72,000 in 2010

Stock option grants

The following table sets forth information as of December 31, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ron Kalfus	1,180,000	600,000(1)	0	$0.87	August 10, 2014
Dr. Charles Tackney	200,000	100,000(2)	0	$0.50	May 19, 2016

(1)	Since Mr. Kalfus is no longer employed by the Company, 200,000 unexercisable options have been forfeited. And 400,000 has been granted vesting in March 2012

(2)

40,000 of the above 100,000 unexercisable options will vest and become exercisable on May 19, 2012 and the remaining 60,000 options will vest and become exercisable in equal amounts of 30,000 on May 19, 2013 and May 19, 2014.

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

As of November 7, 2008, we entered into an employment agreement with Mr. Ron Kalfus, pursuant to which Mr. Kalfus served as our Chief Financial Officer. In consideration for his services, we paid him an annual salary of $96,000, plus such benefits as are set out in his employment agreement. The term of the agreement was for an indefinite period and may be terminated with or without cause, according to the terms of the agreement. On February 2, 2012, Mr. Ron Kalfus, the Company's Chief Financial Officer, informed the Company that he was resigning from his position as CFO, which resignation went into effect on February 29, 2012.

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

On February 29, 2012, we entered into a management services agreement with the Mr. Dov Weinberg. The agreement sets forth standard terms of services, covering matters such as financial services and compensation, as well as customary confidentiality and proprietary information provisions. Pursuant to his management services agreement, we will pay Mr. Weinberg a monthly fee of $5,000. In addition, we will grant Mr. Weinberg 200,000 stock options entitling Mr. Weinberg to purchase 200,000 shares of our common stock at the fair market value of the stock on the date of grant. The stock options will vest over a 3 year period.

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

Director Compensation

Our Board of Directors has adopted that each director of the Company receive: (i) a $4,000 annual payment for services rendered as a Director; (ii) an additional $8,000 annual payment for serving on one or more committees of the Board; and (iii) reimbursement for any reasonable expenses incurred in the performance of the duties and functions of a director. During 2011 and 2010, we paid $2,667 and $9,333, respectively, to directors of the Company and owe an additional $8,667 and $5,666, respectively, for the services of our directors during 2011 and 2010.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2011
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. David S. Frank	4,000	0	5,081(2)	0	0	0	9,081
Gad Berdugo(1)	1,667	0	2,540(3)	0	0	0	4,207

Notes:

(1)	Mr. Berdugo resigned from the Board of Directors of MabCure on June 2, 2011
(2)	In 2011, Dr. Frank was granted 200,000 options to purchase like number of shares of common stock, which became fully vested on November 15, 2011.
(3)

In 2011, Mr. Berdugo was granted 200,000 options to purchase like number of shares of common stock, 100,000 of which became fully vested on November 15, 2011 and 100,000 were forfeited following Mr. Berdugo’s resignation from the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March , 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Indigoleaf Associates Ltd.(3) Unit 6 – The Court Yard Gaulby Lane, Stoughton Leicester, United Kingdom LE2 2FL	Common Stock	25,638,400	39.8%
Dr. Amnon Gonenne 228 Park Ave S#15740 New York, NY 10003	Common Stock	6,409,600	10.0%
Dov Weinberg	Common Stock	0(4)	0%
Dr. Charles T. Tackney	Common Stock	100,000(5)	<1.00%
David Frank	Common Stock	320,000(6)	<1.00%
Directors and Executive Officers as a Group (4 people)	Common Stock	8,009,600	11.63%
Directors and Executive Officers and 5% Stockholders as a Group	Common Stock	33,548,000	48.71%

Notes:

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed is c/o MabCure Inc., 228 Park Ave S #15740, New York, NY 10003.

(2)	Based on 64,363,902 shares of common stock issued and outstanding as of March 31__, 2012.

(3)	Dr. Elisha Orr, our former Chief Scientific Officer, is the sole shareholder of Indigoleaf Associates Ltd.

(4)	We issued [200,000] options to Dov Weinberg, but none of the options have vested.

(5)	We issued 200,000 options to Dr. Charles Tackney, of which 100,000 have vested and are exercisable.

(6)	We issued 320,000 options to David Frank, all of which have vested and are exercisable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,110,000	0.75	2,924,800
Total	3,110,000	0.75	2,924,800

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

As of December 31, 2011, we owed to certain of our directors and officers $43,811 for various working capital loans received by us through December 31, 2011. The loans are unsecured, non-interest bearing, and have no terms for repayment.

Dr. Amnon Gonenne is not an Independent Director of the Company as he is an executive officer. Dr. David S. Frank is an Independent Director. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During calendar year 2011, we utilized two independent registered public accounting firms:

From November 3, 2008 through March 9, 2011, our principal independent accountant was Etania Audit Group, P.C. (“Etania”) (formerly known as Davis Accounting Group). Etania audited the Company’s December 31, 2009 financial statements and reviewed the quarters ended March 31, 2010 and 2009, June 30, 2010 and 2009 and September 30, 2010 and 2009. In the first quarter of 2011, the Securities and Exchange Commission advised us that Etania was not duly licensed when it issued its audit opinion on the Company’s financial statements included in the Company’s annual reports on Form 10-K for the years ended December 31, 2009 and 2008. Accordingly, the SEC required us to have our financial statements for the years ended December 31, 2009 and 2008 audited by a different firm.

In March 2011, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg Meril”) to serve as the independent registered public accounting firm of the Company. Rotenberg Meril has audited our financial statements for the years ended December 31, 2010, 2009 and 2008.

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

	December 31, 2011(1)	December 31, 2010(2)
Audit Fees	$21,000	$36,000
Audit Related Fees	0	0
Tax Fees	$500	$500
All Other Fees	0	0

Notes:

(1)	For the year ended December 31, 2011, audit fees to Rotenberg Meril totaled $21,000.
(2)	For the year ended December 31, 2010, audit fees to Rotenberg Meril totaled $21,000 and $15,000 to Etania. Tax fees to Etania totaled $500.

In each of the last two fiscal years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 8, 2007).

3.3	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2007).

3.4	Certificate of Correction (incorporated by reference from our Quarterly Report on Form 10-QSB/A filed on November 23, 2007).

3.5	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2008).

10.1	Employment Agreement dated July 7, 2008 with Dr. Amnon Gonenne (incorporated by reference from our Current Report on Form 8-K filed on July 10, 2008).

10.1.1	Amendment to Employment Agreement with Dr. Amnon Gonenne dated April 2, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 10, 2009).

10.2	Employment Agreement dated December 2, 2010 with Dr. Charles Tackney (incorporated by reference from our Annual Report on Form 10-K filed on April 15, 2011).

10.3	Director Agreement dated April 17, 2009 with David S. Frank (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 13, 2009)

10.4	Conversion Agreement by and between Registrant and Chrysler Enterprises Ltd. executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.5	Subscription Agreement by and between Registrant and investor executed March 5, 2010 (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2010).

10.6	Amendment to the Subscription Agreement with Paramount Trading Company signed on September 17, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 20, 2010).

10.7	Investment Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.7.1	Amendment to Investment Agreement, dated as of June 6, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 9, 2011).

10.8

Registration Rights Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011

10.9

Securities Purchase Agreement, dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.9.1

Amendment to Securities Purchase Agreement, dated as of June 6, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 9, 2011).

10.10	Debenture dated as of January 18, 2011, between Registrant and Centurion Private Equity, LLC (incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011).

10.11	Debenture dated as of October 25, 2011, between Registrant and Biotech Investment Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 21, 2011).

10.12	License Agreement dated as of November 10, 2011 between Registrant and Biotech Investment Corp. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 21, 2011).

10.13*	Management Services Agreement, dated February 29, 2012, between Registrant and Dov Weinberg.

21*	Subsidiaries of the Registrant

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Dr. Amnon Gonenne

32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ron Kalfus

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MABCURE, INC.
(Registrant)

By:	/s/Dr. Amnon Gonenne
Name: Dr. Amnon Gonenne
Title: President, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	April 16__, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Amnon Gonenne	By:	/s/ Dov Weinberg
	Name: Dr. Amnon Gonenne		Name: Dov Weinberg
	Title: President, Chief Executive Officer		Title: Chief Financial Officer (Principal
	(Principal Executive Officer) and Director		Financial and Accounting Officer)

Dated:	April _16_, 2012

By:	/s/ Dr. David S. Frank
Name: Dr. David S. Frank
Title: Director

Dated:	April _16_, 2012